Form 10-Q
period 1996-03-31
SULLIVAN BROADCAST HOLDINGS INC
filed 1996-05-17
CIK 1002573

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1996

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

                       Commission file number 33-98434


                      SULLIVAN BROADCAST HOLDINGS, INC.
           (Exact name of registrant as specified in its charter)


                Delaware                                  04-3289279
    (State or other jurisdiction of                     (IRS Employer
    incorporation or organization)                    Identification No.)


     18 Newbury Street, Boston, MA                          02116
(Address of principal executive offices)                  (Zip code)

Registrant's telephone number, including area code           (617) 369-7755

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X .   No __ .

As of March 31, 1996, the Company had the following outstanding shares of common stock: 1,211,577 shares of Class B-1 Common Stock, 6,158,211 shares of Class B-2 Common Stock and 829,543 shares of Class C Common Stock. The Company's Common Stock is not publicly traded and does not have a quantifiable market value.



                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (SEE NOTE 1)

             SULLIVAN BROADCAST HOLDINGS, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                           (dollars in thousands)

                                                                             The Company
                                                Predecessor      ----------------------------------
                                             December 31, 1995   December 31, 1995   March 31, 1996
                                             -----------------   -----------------   --------------
                                                                                     (unaudited)

ASSETS
Current assets:
Cash and cash equivalents                        $  3,584            $      -           $ 20,184
Restricted cash                                         -             162,599                  -
Accounts receivable, net of allowance for
 doubtful accounts of $983 and $1,159              28,943                   -             21,388
Current portion of programming rights               8,943                   -             18,199
Current deferred tax asset                              -                   -              7,986
Prepaid expenses and other
 current assets                                       213                   -                962
                                                 --------            --------           --------
    Total current assets                           41,683             162,599             68,719

Property and equipment, net                        20,399                   -             43,940

Programming rights, net of
 current portion                                   10,852                   -             18,113

Deferred loan costs, net of accumulated
 amortization of $2,219, $31 and $592               3,769              11,016             14,907

Deferred tax asset                                  7,326                 349                  -

Other assets and intangible assets, net            50,797                   -            574,044
                                                 --------            --------           --------
    Total assets                                 $134,826            $173,964           $719,723
                                                 ========            ========           ========

LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)
Current liabilities:
 Current portion of programming
  contracts payable                              $ 12,788            $      -           $ 16,973
 Current portion of senior debt                    24,078                   -              5,500
 Current income taxes payable                       1,961                  14              1,805
 Interest payable                                     515                 485              9,739
 Due to related parties                                 -               2,847                  -
 Accounts payable                                   1,482                   -              1,660
 Accrued expenses                                   4,239               5,163              4,587
                                                 --------            --------           --------
    Total current liabilities                      45,063               8,509             40,264

Senior debt, net of current portion                38,898                   -            214,500
Borrowings under revolving line of credit               -                   -             15,000
Subordinated debt                                 100,000             154,407            154,656
Programming contracts payable,
 net of current portion                            12,542                   -             16,077
Deferred tax liability                                  -                   -             96,389
Other liabilities                                     450                   -                  -
                                                 --------            --------           --------
    Total liabilities                             196,953             162,916            536,886
                                                 --------            --------           --------

Preferred stock (Predecessor)                      26,386                   -                  -
15% Cumulative redeemable preferred
 stock, non-voting, $.001 par value-
 authorized 10,000,000 shares; 1,150,000
 shares issued and outstanding                          -                   -             95,231
                                                 --------            --------           --------

Commitments and contingencies
Shareholders' equity (deficit):
  Common stock (Predecessor)                           16                   -                  -
  Class B-1 common stock, $.001 par value;
   25,000,000 shares authorized; 1,211,577
   shares issued and outstanding                        -                   1                  1
  Class B-2 common stock, $.001 par value;
   25,000,000 shares authorized; 6,158,211
   shares issued and outstanding                        -                   1                  6
  Class C common stock, $.001 par value;
   5,000,000 shares authorized; 829,543
   shares issued and outstanding                        -                   -                  1
Additional paid-in capital                          3,767              12,570             93,222
Accumulated deficit                               (92,296)             (1,524)            (5,624)
                                                 --------            --------           --------
    Total shareholders' equity (deficit)          (88,513)             11,048             87,606
                                                 --------            --------           --------
    Total liabilities and shareholders'
     equity (deficit)                            $134,826            $173,964           $719,723
                                                 ========            ========           ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

             SULLIVAN BROADCAST HOLDINGS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                     (Unaudited - dollars in thousands)

                                        Three Months Ended March 31,
                                           Predecessor    Company
                                               1995         1996
                                               ----         ----

Revenues (excluding barter)                  $ 22,245    $ 26,042
  Less - commissions                           (3,845)     (4,329)
                                             --------    --------

Net revenues (excluding barter)                18,400      21,713
Barter revenues                                 1,670       2,546
                                             --------    --------
Total net revenues                             20,070      24,259
                                             --------    --------

Expenses
   Operating expenses                           4,135       6,184
   Selling, general and administrative          5,486       5,618
   Amortization of programming rights           2,871       3,010
   Depreciation and amortization                3,086      11,742
                                             --------    --------
                                               15,578      26,554
                                             --------    --------

   Operating income (loss)                      4,492      (2,295)

Interest expense, including
 amortization of debt discount
 and deferred loan costs                        4,626       9,280
Other expense                                      15          12
                                             --------    --------

   Loss before benefit for income taxes          (149)    (11,587)

Benefit for income taxes                           15       7,487
                                             --------    --------

   Net loss                                  $   (134)   $ (4,100)
                                             ========    ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

             SULLIVAN BROADCAST HOLDINGS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      (Unaudited-dollars in thousands)

                            Class B-1          Class B-2          Class C
                           Common Stock       Common Stock       Common Stock   Additional                     Total
                       -------------------------------------------------------    Paid-in    Accumulated   Shareholders'
                         Shares   Amount    Shares   Amount    Shares   Amount    Capital      Deficit        Equity
                         ------   ------    ------   ------    ------   ------    -------      -------        ------


Balance at
December 31,
1995 (Company)           560,000   $  1     697,243   $  1          -        -   $12,570      $(1,524)        $11,048

Issuance of Class B-1
common stock             651,577      -           -                 -        -     6,516            -           6,516

Issuance of Class B-2
common stock                   -      -   5,460,968      5          -        -    54,605            -          54,610

Issuance of Class C
common stock                   -      -           -      -    829,543   $    1       473            -             474

Issuance of common
stock purchase
warrants                       -      -           -      -          -        -    24,063            -          24,063

Accretion of
preferred stock                -      -           -      -          -        -    (5,005)           -          (5,005)

Net loss (unaudited)           -      -           -      -          -        -         -       (4,100)         (4,100)
                       ---------   ----   ---------   ----    -------   ------   -------      -------         -------
Balance at
March 31, 1996         1,211,577   $  1   6,158,211   $  6    829,543   $    1   $93,222      $(5,624)        $87,606
                       =========   ====   =========   ====    =======   ====== 	 =======      =======         =======

The accompanying notes to Consolidated Financial Statements are an integral part of these financial statements


             SULLIVAN BROADCAST HOLDINGS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited-dollars in thousands)

                                                    Three Months Ended March 31,
                                                       Predecessor    Company
                                                          1995          1996
                                                       -----------    -------

Cash flows from operating activities:
  Net loss                                              $   (134)    $  (4,100)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depreciation of property, plant and equipment            757         1,780
    Amortization of intangible assets                      2,329         9,306
    Amortization of programming rights                     2,871         3,010
    Payments for programming rights                       (2,303)       (2,208)
    Amortization of debt discount and
     deferred loan costs                                     222           656
    Loss on disposal of fixed assets                           4             -
    Changes in assets and liabilities:
      Decrease in accounts receivable                      8,526         7,555
      Increase in prepaid expenses and other assets          (20)         (749)
      Decrease in due to related parties                       -        (2,847)
      Decrease in income taxes payable                      (104)         (962)
      Increase in interest payable                             -         9,254
      Decrease in deferred tax liability                       -        (7,487)
      Increase (decrease) in accounts payable
       and other accrued liabilities                       2,168        (4,693)
                                                        --------     ---------
Net cash provided by operating activities                 14,316         8,515
                                                        --------     ---------

Cash flows from investing activities:
  Decrease in restricted cash                                  -       162,599
  Acquisition of Act III Broadcasting, Inc.,
   net of cash acquired                                        -      (549,259)
  Payment for purchase options                                 -        (2,800)
  Payment for WFXV assets                                      -          (400)
  Capital expenditures                                      (507)         (280)
                                                        --------     ---------
Net cash used in investing activities                       (507)     (390,140)
                                                        --------     ---------

Cash flows from financing activities:
  Payment of principal amounts                           (14,000)            -
  Proceeds from term debt                                      -       220,000
  Proceeds from revolver borrowings                            -        15,000
  Proceeds from issuance of common stock                       -        61,600
  Debt issuance costs                                          -        (5,395)
  Proceeds from issuance of preferred stock, net               -       115,000
  Advance buydown of programming rights                        -        (4,396)
                                                        --------     ---------

Net cash (used) provided by financing activities         (14,000)      401,809

Net (decrease) increase in cash and cash equivalents        (191)       20,184
Cash and cash equivalents, beginning of period             3,295             -
                                                        --------     ---------
Cash and cash equivalents, end of period                $  3,104     $  20,184
                                                        ========     =========

For supplemental disclosures of cash flow information see Note 5 to Consolidated Financial Statements.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

             SULLIVAN BROADCAST HOLDINGS, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

On January 4, 1996, all of the outstanding capital stock of Act III Broadcasting, Inc. ("Act III" or the "Predecessor") was purchased by and Act III was merged with and into A-3 Acquisition, Inc. ("A-3"), with Act III surviving such merger (the "Acquisition"). Act III then changed its name to Sullivan Broadcasting Company, Inc. (together with its subsidiaries, "SBC") a wholly-owned subsidiary of Sullivan Broadcast Holdings, Inc. (the "Company") The Acquisition was accounted for by the purchase method of accounting. The results of operations of Act III for the period from January 1, 1996 through January 4, 1996 have been included in the results of operations of the Company for the three months ended March 31, 1996 due to the relative immateriality of such results in relation to the Company's financial statements taken as a whole. Such results are as follows:


                 Net revenues                  $832,000
                 Operating expenses             178,000
                 Selling, general &
                  administrative expenses       219,000
                 Operating income               435,000

The accompanying consolidated financial statements as of and for the three months ended March 31, 1996 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange
Commission.    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures herein are adequate and that the information presented is not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in A-3's and the Company's latest annual report on Form 10-K for the year ended December 31, 1995. The information furnished reflects all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of management, necessary to make a fair statement of the results for the interim periods. Certain amounts recorded in connection with accounting for the Acquisition are subject to adjustment based upon the final valuation of certain assets and liabilities acquired. Such adjustments are not expected to be material to the consolidated financial statements. The results for these interim periods are not necessarily indicative of results to be expected for the full fiscal year, due to seasonal factors, among others.

For comparative purposes, the December 31, 1995 balance sheet of both Act III and the Company have been included. In addition, the results of operations and of cash flows for the three months ended March 31, 1995 for Act III have also been presented. The Company was not incorporated until June 1995 and did not have any operations for a comparable three month period ended March 31, 1995.

2. PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following:

                                             December 31,     March 31,
                                                 1995            1996
                                             ------------     ---------

Land                                         $  1,771,000    $  1,366,000
Broadcasting equipment                         32,335,000      34,803,000
Buildings and improvements                      8,006,000       5,637,000
Furniture and other equipment                   4,144,000       2,556,000
Construction in progress                        1,457,000       1,341,000
                                             ------------    ------------
                                               47,713,000      45,703,000
Less: Accumulated depreciation
      and amortization                        (27,314,000)     (1,763,000)
                                             ------------    ------------
                                             $ 20,399,000    $ 43,940,000
                                             ============    ============

3. INTANGIBLE ASSETS

      Intangible assets consisted of the following:

                                 Amortization     December 31,      March 31,
                                    Period            1995            1996
                                 ------------     ------------    ------------

Goodwill                           40 Years       $ 25,919,000    $194,296,000
Affiliation agreements             10 Years         18,260,000      90,681,000
Non-competition
 agreements                        5 - 10 Years     20,875,000               -
Canadian cable rights              10 Years         22,826,000      59,000,000
Commercial advertising
 contracts                         15 years                  -     131,131,000
FCC licenses                       15 years                  -      75,057,000
Other intangible assets            5 - 15 Years     21,931,000      33,185,000
                                                  ------------    ------------
                                                   109,811,000     583,350,000

Less: Accumulated amortization                     (59,157,000)     (9,306,000)
                                                  ------------    ------------
                                                  $ 50,654,000    $574,044,000
                                                  ============    ============

4. LONG TERM DEBT

On January 4, 1996, concurrent with the Acquisition, the Company borrowed $220,000,000 under a term loan and $4,000,000 under a revolving credit facility to finance the Acquisition. Both the term loan and the revolving line of credit facility bear interest at LIBOR plus an applicable margin determined quarterly based upon the Company's leverage ratio for the preceding quarter.

The revolving credit facility provides for borrowings up to $30,000,000 for working capital purposes, and is due on December 31, 2003 or upon repayment of the term loan.

The term loan is payable in varying quarterly installments from December 31, 1996 through 2003. The repayments of the term loan are as follows:


                     1996                   $  5,500,000
                     1997                     13,002,000
                     1998                     21,010,000
                     1999                     33,000,000
                     2000                     44,000,000
                     Thereafter              103,488,000

In addition, certain mandatory prepayments of the term loan are required if the Company achieves certain financial results at the end of each fiscal year. No such mandatory prepayments are payable at March 31, 1996.

In January 1996, the Company entered into various interest rate protection agreements based upon LIBOR rates and a notional value equal to the anticipated outstanding term debt levels through the year 2000.

In connection with the term loan and the revolving credit facility, the Company also has a $75,000,000 line of credit available for future acquisitions (collectively, the "Senior Credit Facility"). At March 31, 1996, there were no borrowings outstanding on the acquisition line of credit.

The Senior Credit Facility requires the Company to comply with certain covenants. At March 31, 1996, the Company was in compliance with all covenants.

5. INCOME TAXES

The provisions for taxes for the interim periods were based on projections of total year pretax income.

As discussed in Note 1, the Acquisition was accounted for by the purchase method of accounting which requires that all assets acquired and liabilities assumed be recorded at their historical basis resulting in a basis differential. The resulting basis differential and acquired net operating loss carryforwards together with changes in deferred tax assets and liabilities for the period give rise to the net deferred tax asset and liability recorded at March 31, 1996.

At the date of the Acquisition, the Company had net operating loss carryforwards of approximately $94,344,000 for federal income tax purposes, available to reduce future taxable income. To the extent not used, federal net operating loss carryforwards expire in varying amounts beginning in 2002.
 In addition, the Company had net operating loss carryforwards of approximately $79,189,000 for state and local income tax purposes in various jurisdictions.

An entity that undergoes a "change in ownership" pursuant to Section 382 of the Internal Revenue Code is subject to limitations on the amount of its net operating loss carryforwards which may be used in the future. The Acquisition resulted in a change in ownership pursuant to Section 382. Management has estimated that the limitation on the net operating loss carryforwards will not have a material adverse impact on the Company's consolidated financial position or results of operation.

6. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The Company paid interest of $746,000 during the period ended March 31, 1995 and no interest during the period ended March 31, 1996.

During the periods ended March 31, 1995 and March 31, 1996, programming rights increased $884,000 and $859,000, respectively, due to the assumption of programming liabilities.

During the periods ended March 31, 1995 and March 31, 1996, the Company paid approximately $89,000 and $962,000, respectively, for state and local income taxes.

7. COMMITMENTS AND CONTINGENCIES

The Company has executed contracts for programming rights totaling approximately $18,961,000 and $18,004,000 at December 31, 1995 and March 31, 1996, respectively, for which the broadcast period has not begun.
Accordingly, the asset and related liability are not recorded at such dates.

The Company has operating lease agreements for land, office space, office equipment and other property which expire on various dates through 2005. Rental expense was $163,000 and $90,000 for the periods ending March 31, 1995 and March 31, 1996, respectively.

The Company has no postretirement or postemployment benefit plans.

8. RELATED PARTY TRANSACTIONS

The Company reimburses ABRY Partners, Inc. ("ABRY"), an entity related through common ownership, approximately $1,500 per month, representing the Company's allocated share of rent paid by ABRY under its lease and other general expenses including utilities, property insurance and supplies. In addition, the Company has a management agreement with ABRY whereby the Company pays a management fee of $250,000 annually. Such amounts have been included in "Selling, general and administrative" expenses in the Company's consolidated statements of operations.

9. SIGNIFICANT EVENTS

On February 7, 1996, the Company executed an asset purchase agreement to acquire certain assets of Mohawk Valley Broadcasting, Inc. and Acme T.V. Corporation, the owners/operators of two television stations in Utica, NY.
The total purchase price of the acquisition will be $400,000. In addition, the Company paid $2,800,000 for the option to purchase the remaining assets of the station upon FCC approval. The Company concurrently executed a Time Brokerage Agreement to operate the stations pending FCC approval of the acquisition.

On February 22, 1996, the Company executed a Time Brokerage Agreement with Central Tennessee Broadcasting Corporation pursuant to which the Company programs WXMT-TV in Nashville, TN. In conjunction with this agreement, the Company also executed an agreement to purchase certain assets of Central Tennessee Broadcasting Corporation, with an option to buy the station should applicable FCC regulations allow dual ownership in a single market.

On February 28, 1996, the Company executed a definitive purchase agreement to acquire all the assets of Channel 47 Limited Partnership in Madison, WI for a total purchase price of $26,500,000, pending FCC approval.

10. UNAUDITED PRO FORMA  CONSOLIDATED FINANCIAL DATA

The following unaudited pro forma consolidated financial data are based upon the historical results of operations of Act III for the quarter ended March 31, 1995 adjusted to give effect to the Acquisition as if it had occurred on January 1, 1995:


                       Net revenue        $20,309
                       Net loss             4,924

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      The Company's revenues are derived principally from local and national advertisers. Additional revenues are derived from commercial production and rental of broadcast towers. Increased ratings and strong advertiser demand have contributed to the Company's successful revenue growth. Also, the Company has developed sales marketing programs, implemented to enhance the image of the Company's television stations (the "Stations"), conducts local "Kids Expos" and live remote broadcasts, publishes promotional advertising print supplements and participates in joint marketing events with local businesses and radio stations.

      The Company's operating revenues are generally highest in the fourth quarter of each year. This seasonality is primarily attributable to increased expenditures by advertisers in anticipation of holiday retail spending and an increase in viewership during the Fall/Winter season. Accordingly, accounts receivable balances as of the end of each of the first three calendar quarters are generally substantially less than the balances as of the end of the year. Each of the Company's Stations generates positive Broadcast Cash Flow, defined as operating income plus depreciation, amortization, barter expenses and corporate expenses less payments for programming rights and barter revenue.

      The Company's principal costs of operations are employee salaries and commissions, programming, production, promotion and other expenses (such as maintenance, supplies, insurance, rent and utilities). The Company has historically experienced net losses primarily as a result of non-cash charges attributable to amortization of intangibles that were recorded at the time of the purchase of the Stations. The Company's amortization of programming rights has historically exceeded the Company's payments for programming rights due to the write-up of programming assets which occurred upon the respective acquisitions of the Stations. This historic trend will continue with the write-up of such assets in conjunction with the January 4, 1996 Acquisition. In addition, the Company has paid in advance of scheduled programming liabilities certain excess programming rights acquired as a result of the aforementioned Acquisition.

Results of Operations

Three Months Ended March 31, 1995 of Act III (the "1995 Three Months") Compared to Three Months Ended March 31, 1996 of the Company (the "1996 Three Months")

Set forth below are selected consolidated financial data for the three months ended March 31, 1995 of Act III and March 31, 1996 of the Company and the percentage changes between the periods.

                                         Three Months Ended
                                              March 31,
                                        Predecessor   Company
                                           1995         1996     Percentage
                                            (in thousands)         Change
                                        -----------------------------------

Net revenues (excluding barter)           $18,400     $21,713        18.0%
Barter revenues                             1,670       2,546        52.5
Total net revenues                         20,070      24,259        20.9
Operating expenses                          4,135       6,184        49.6
Selling, general and administrative
 expenses                                   5,486       5,618         2.4
Depreciation and amortization               5,957      14,752       147.6
Operating income (loss)                     4,492      (2,295)     (151.1)
Interest expense                            4,626       9,280       100.6
Net loss                                     (134)     (4,100)    (2959.7)
Payments for programming rights             2,303       2,208        (4.1)
Broadcast Cash Flow                         9,060      11,026        21.7

      Net revenues (excluding barter) are net of commissions and primarily include local and national/Canadian spot advertising sales. Net revenues (excluding barter) increased to $21,713,000 in the 1996 Three Months from $18,400,000 in the 1995 Three Months, an increase of $3,313,000 or 18.0%.
This increase is due to reduced national sales representative commission which commenced concurrent with the Acquisition and increasing advertising spot rates. Advertising revenues for the 1996 Three Months were comprised of 46.9% from local advertising sales and 53.1% from national/Canadian advertising sales.

      Local revenues include gross revenues before commissions from local or regional advertisers or their representative agencies. Local and regional areas encompass a station's designated market area and its outlying areas. Local revenues increased to $11,931,000 in the 1996 Three Months from $9,820,000 in the 1995 Three Months, an increase of $2,111,000, or 21.5%. The increase was primarily due to increased ratings as well as strong advertising demand.

      National/Canadian revenues include gross revenues before commissions from national and Canadian advertisers or their representative agencies. National advertisers are advertisers outside of a station's local market or region. National/Canadian revenues increased to $13,533,000 in the 1996 Three Months from $11,773,000 in the 1995 Three Months, an increase of $1,760,000, or 15.0%. As with local revenues, national/Canadian revenues increased primarily due to improved ratings and strong advertising demand.

      Barter revenues increased to $2,546,000 in the 1996 Three Months from $1,670,000 in the 1995 Three Months, an increase of $876,000, or 52.5%. This increase was primarily due to the increase in the value of barter programming rights acquired related to the purchase accounting and a resulting increase in revenue recognized.

      Operating expenses include engineering, promotion, production, programming operations and barter expenses. The Company barters advertising time for certain program material. These transactions are included as operating expenses at management's estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. Operating expenses increased to $6,184,000 in the 1996 Three Months from $4,135,000 in the 1995 Three Months, an increase of $2,049,000. The increase is due to the WXLV affiliation switch from Fox Television to the American Broadcasting Company, Inc. in September 1995, as the Company is now producing local news at WXLV, which increased operating expenses by the amount of $476,000 during the 1996 Three Months. Additionally, the increase in employee headcount resulting from the execution of the two Time Brokerage Agreements executed in February 1996 further increased operating expenses as compared to the 1995 Three Months.

      Selling, general and administrative expenses include sales, salaries, commissions, insurance, supplies, general management salaries, and the news agreements at WTAT and WRLH. Selling, general and administrative expenses increased to $5,618,000 in the 1996 Three Months from $5,486,000 in the 1995 Three Months, an increase of $132,000, or 2.4%. This increase is the result of higher salary costs due to an overall headcount increase, offset somewhat by reduced corporate overhead.

      Depreciation and amortization includes depreciation of property and equipment, amortization of programming rights and amortization of intangibles.
 Depreciation and amortization increased to $14,752,000 in the 1996 Three Months from $5,957,000 in the 1995 Three Months, an increase of $8,795,000, or 147.6%, due to the increase in value of all fixed assets, programming rights and intangible assets in conjunction with the Acquisition.

      Operating income decreased to a loss of $2,295,000 in the 1996 Three Months from operating income of $4,492,000 in the 1995 Three Months, a decrease of $6,787,000, due to the reasons discussed above.

      Interest expense includes interest charged on all outstanding debt and the amortization of debt issuance costs over the life of the underlying debt.
 The $4,654,000 increase for the 1996 Three Months as compared to the 1995 Three Months is the result of interest costs incurred on the debt utilized to fund the Acquisition.

      Net loss increased to a loss of $4,100,000 in the 1996 Three Months from a loss of $134,000 in the 1995 Three Months, an increase in the loss of $3,966,000, due to the reasons discussed above.

      Payments for programming rights decreased to $2,208,000 in the 1996 Three Months from $2,303,000 in the 1995 Three Months, a decrease of $95,000, or 4.1%. This decrease is attributable to a reduction in the amount of programming required to be purchased by the Company due to the buydown of certain excess programming liabilities in conjunction with the Acquisition, increased Fox and United Paramount network programming, and an overall decrease in the cost per program due to the competitive pricing of programming.

      Broadcast Cash Flow increased to $11,026,000 in the 1996 Three Months from $9,060,000 in the 1995 Three Months, an increase of $1,966,000, primarily due to the aforementioned increases in revenue with a smaller proportional increase in operating and selling, general and administrative expenses. The Company believes that Broadcast Cash Flow is important in measuring the Company's financial results and its ability to pay principal and interest on its debt because broadcasting companies traditionally have large amounts of non-cash expense attributable to amortization of programming rights and other intangibles. Broadcast Cash Flow does not purport to represent cash provided by operating activities as reflected in the Company's consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

Liquidity and Capital Resources

      The Company's primary source of liquidity is cash provided by operations. Cash provided by operations during the 1996 Three Months was $8,515,000 compared to $14,316,000 in the 1995 Three Months. The increase in the Company's cash flow is attributable primarily due to the Company's improved operating results, with revenue increases proportionally higher than expense increases.

      Cash provided by operations is after payments for programming rights, which amounted to $2,208,000 and $2,303,000, respectively, for the 1996 Three Months and the 1995 Three Months. The Company has program payment commitments (including contracts not yet recordable as assets) of $51,054,000, which are payable in installments of $9,509,000 in 1996, $11,812,000 in 1997,
$10,772,000 in 1998, $8,827,000 in 1999, $5,502,000 in 2000 and $4,632,000
thereafter.

      The Company's primary capital requirements have been for capital expenditures and acquisitions. Capital expenditures totaled $280,000 for the 1996 Three Months compared to $507,000 for the 1995 Three Months. The larger expenditures in 1995 includes the construction of a news facility at WXLV.

      As of March 31, 1996, the Company had outstanding a $220,000,000 senior debt facility (the "Senior Credit Agreement"), with a $30,000,000 revolving credit facility (the "Revolving Credit Facility"), of which $15,000,000 was outstanding, and a $75,000,000 acquisition credit facility (the "Acquisition Credit Facility") (collectively, the "Senior Credit Facility"), with no borrowings outstanding at March 31, 1996. The interest rate on all borrowings under the Senior Credit Agreement vary depending upon either LIBOR or Prime rates, as selected by the Company, with a margin ranging between 0.0% and 1.5% for Prime borrowings and 1.25% and 2.75% for LIBOR borrowings added based upon the Company's leverage ratio for the past quarter. The Company has entered into various interest rate protection agreements based upon LIBOR rates and a notional amount equal to the full value of the senior debt facility to protect against significant fluctuations in interest rates through 2000. The Company also has outstanding $125,000,000 of 10-1/4% senior subordinated notes due December 2005, and $35,000,000 of 13-1/4% senior accrual debentures due 2006.

      The Company believes that it will be able to meet its required principal payments in the future through funds generated from its operations. If the funds generated from the Company's operations are insufficient to meet its required principal payments, the Company will explore other financing alternatives.

      The indenture to the Company's preferred stock, senior subordinated notes, the senior accrual debentures and the Senior Credit Facility of the Company contain covenants which, among other restrictions, require the maintenance of certain financial ratios (including cash flow ratios), restrict asset purchases and the encumbrances of existing assets, require lender approval for proposed acquisitions, and limit the incurrence of additional indebtedness and the payment of dividends.

      Based upon current operations, the Company anticipates the cash flow from operations combined with the cash on hand will be adequate to meet its requirements for current and foreseeable levels of operation. There can, however, be no assurance that future developments or economic trends will not adversely affect the Company's operations.

PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 10-Q

      (a)   Exhibits

            The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number      Exhibit
- - -------     -------

 4.3 Bank Credit Agreement among A-3, Holdings, NationsBank of Texas, N.A., Bankers Trust Company and certain other lenders *

 4.4        Form of Unit Certificate *

 4.5        Restated Certificate of Incorporation of Holdings *

10.1 Time Brokerage Agreement, dated as of February 7, 1996 by and among Mohawk Valley Broadcasting, Inc., and Sullivan Broadcasting of Utica, Inc.

10.2 Time Brokerage Agreement, dated as of February 22, 1996 by and between Central Tennessee Broadcasting Corporation and Sullivan Broadcasting of Nashville, Inc.

10.3 Asset Purchase Agreement, dated as of February 28, 1996 by and between Sullivan Broadcasting Company, Inc. and Channel 47 Limited Partnership

10.4 Executive Employment Agreement, dated as of April 8, 1996 between Richard Montgomery and Sullivan Broadcasting Company, Inc.

10.5 Station Affiliation Agreement, dated May 17, 1990 between Fox Broadcasting Company and Mohawk Valley Broadcasting

10.6 Station Affiliation Agreement, dated March 23, 1995 between United Paramount television Network partnership and ACME TV Corp.

10.7 Supplemental Indenture dated as of February 7, 1996 between Sullivan Broadcasting Company, Inc. (as successor to A-3) and State Street Bank and Trust Company as trustee (the "Trustee") relating to the Notes

10.8 Amended and Restated Option Agreement, dated as of February 22, 1996 by and among M.T. Communications, Inc., Central Tennessee Broadcasting Corporation, Michael P. Thompson, and Sullivan Broadcasting Company, Inc.

            * Incorporated by reference to the respective exhibit to the Company's Registration Statement No. 33-98434

(b)         Reports on Form 8-K

    Date of Event                     Event Reported
    -------------                     --------------

January 4, 1996                       Acquisition of all of the outstanding
                                      stock of Act III and subsequent merger
                                      of A-3 and Act III

January 4, 1996                       Amendment No. 1 to Current Report

                                  SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SULLIVAN BROADCAST HOLDINGS, INC.
                                (Registrant)

Date: May 14, 1996              By:     /S/ Patrick Bratton
                                         Patrick Bratton
                                         Vice President - Finance
                                         (Principal Financial and
                                          Chief Accounting Officer)