Form 10-Q/A
period 1996-03-31
SULLIVAN BROADCAST HOLDINGS INC
filed 1996-08-14
CIK 1002573

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q/A


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

                         CONSOLIDATED BALANCE SHEETS

                           (dollars in thousands)

                                                                             The Company
                                                Predecessor      ----------------------------------
                                             December 31, 1995   December 31, 1995   March 31, 1996
                                             -----------------   -----------------   --------------
                                                                                     (unaudited)

ASSETS
Current assets:
Cash and cash equivalents                        $  3,584            $      -           $ 20,184
Restricted cash                                         -             162,599                  -
Accounts receivable, net of allowance for
 doubtful accounts of $983 and $1,159              28,943                   -             21,388
Current portion of programming rights               8,943                   -             18,199
Current deferred tax asset                              -                   -              7,986
Prepaid expenses and other
 current assets                                       213                   -                962
                                                 --------            --------           --------
    Total current assets                           41,683             162,599             68,719

Property and equipment, net                        20,399                   -             43,940

Programming rights, net of
 current portion                                   10,852                   -             18,113

Deferred loan costs, net of accumulated
 amortization of $2,219, $31 and $592               3,769              11,016             14,907

Deferred tax asset                                  7,326                 349                  -

Other assets and intangible assets, net            50,797                   -            570,199
                                                 --------            --------           --------
    Total assets                                 $134,826            $173,964           $715,878
                                                 ========            ========           ========

LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)
Current liabilities:
 Current portion of programming
  contracts payable                              $ 12,788            $      -           $ 16,973
 Current portion of senior debt                    24,078                   -              5,500
 Current income taxes payable                       1,961                  14              1,805
 Interest payable                                     515                 485              9,739
 Due to related parties                                 -               2,847                  -
 Accounts payable                                   1,482                   -              1,660
 Accrued expenses                                   4,239               5,163              4,587
                                                 --------            --------           --------
    Total current liabilities                      45,063               8,509             40,264

Senior debt, net of current portion                38,898                   -            214,500
Borrowings under revolving line of credit               -                   -             15,000
Subordinated debt                                 100,000             154,407            154,656
Programming contracts payable,
 net of current portion                            12,542                   -             16,077
Deferred tax liability                                  -                   -             96,389
Other liabilities                                     450                   -                  -
                                                 --------            --------           --------
    Total liabilities                             196,953             162,916            536,886
                                                 --------            --------           --------

Preferred stock (Predecessor)                      26,386                   -                  -
15% Cumulative redeemable preferred
 stock, non-voting, $.001 par value-
 authorized 10,000,000 shares; 1,150,000
 shares issued and outstanding                          -                   -             95,231
                                                 --------            --------           --------

Commitments and contingencies
Shareholders' equity (deficit):
  Common stock (Predecessor)                           16                   -                  -
  Class B-1 common stock, $.001 par value;
   25,000,000 shares authorized; 1,211,577
   shares issued and outstanding                        -                   1                  1
  Class B-2 common stock, $.001 par value;
   25,000,000 shares authorized; 6,158,211
   shares issued and outstanding                        -                   1                  6
  Class C common stock, $.001 par value;
   5,000,000 shares authorized; 829,543
   shares issued and outstanding                        -                   -                  1
Additional paid-in capital                          3,767              12,570             93,222
Accumulated deficit                               (92,296)             (1,524)            (9,469)
                                                 --------            --------           --------
    Total shareholders' equity (deficit)          (88,513)             11,048             83,761
                                                 --------            --------           --------
    Total liabilities and shareholders'
     equity (deficit)                            $134,826            $173,964           $715,878
                                                 ========            ========           ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

             SULLIVAN BROADCAST HOLDINGS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                     (Unaudited - dollars in thousands)

                                        Three Months Ended March 31,
                                           Predecessor    Company
                                               1995         1996
                                               ----         ----

Revenues (excluding barter)                  $ 22,245    $ 26,042
  Less - commissions                           (3,845)     (4,329)
                                             --------    --------

Net revenues (excluding barter)                18,400      21,713
Barter revenues                                 1,670       2,546
                                             --------    --------
Total net revenues                             20,070      24,259
                                             --------    --------

Expenses
   Operating expenses                           4,135       6,184
   Selling, general and administrative          5,486       5,618
   Amortization of programming rights           2,871       3,010
   Depreciation and amortization                3,086      11,742
                                             --------    --------
                                               15,578      26,554
                                             --------    --------

   Operating income (loss)                      4,492      (2,295)

Interest expense, including
 amortization of debt discount
 and deferred loan costs                        4,626       9,280
Other expense                                      15          12
                                             --------    --------

   Loss before benefit for income taxes          (149)    (11,587)

Benefit for income taxes                           15       3,642
                                             --------    --------

   Net loss                                  $   (134)   $ (7,945)
                                             ========    ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

             SULLIVAN BROADCAST HOLDINGS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      (Unaudited-dollars in thousands)

                            Class B-1          Class B-2          Class C
                           Common Stock       Common Stock       Common Stock   Additional                     Total
                       -------------------------------------------------------    Paid-in    Accumulated   Shareholders'
                         Shares   Amount    Shares   Amount    Shares   Amount    Capital      Deficit        Equity
                         ------   ------    ------   ------    ------   ------    -------      -------        ------


Balance at
December 31,
1995 (Company)           560,000   $  1     697,243   $  1          -        -   $12,570      $(1,524)        $11,048

Issuance of Class B-1
common stock             651,577      -           -                 -        -     6,516            -           6,516

Issuance of Class B-2
common stock                   -      -   5,460,968      5          -        -    54,605            -          54,610

Issuance of Class C
common stock                   -      -           -      -    829,543   $    1       473            -             474

Issuance of common
stock purchase
warrants                       -      -           -      -          -        -    24,063            -          24,063

Accretion of
preferred stock                -      -           -      -          -        -    (5,005)           -          (5,005)

Net loss (unaudited)           -      -           -      -          -        -         -       (7,945)         (7,945)
                       ---------   ----   ---------   ----    -------   ------   -------      -------         -------
Balance at
March 31, 1996         1,211,577   $  1   6,158,211   $  6    829,543   $    1   $93,222      $(9,469)        $83,761
                       =========   ====   =========   ====    =======   ====== 	 =======      =======         =======

The accompanying notes to Consolidated Financial Statements are an integral part of these financial statements


             SULLIVAN BROADCAST HOLDINGS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited-dollars in thousands)

                                                    Three Months Ended March 31,
                                                       Predecessor    Company
                                                          1995          1996
                                                       -----------    -------

Cash flows from operating activities:
  Net loss                                              $   (134)    $  (7,945)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Deferred income taxes                                      -        (3,642)
    Depreciation of property, plant and equipment            757         1,780
    Amortization of intangible assets                      2,329         9,306
    Amortization of programming rights                     2,871         3,010
    Payments for programming rights                       (2,303)       (2,208)
    Amortization of debt discount and
     deferred loan costs                                     222           656
    Loss on disposal of fixed assets                           4             -
    Changes in assets and liabilities:
      Decrease in accounts receivable                      8,526         7,555
      Increase in prepaid expenses and other assets          (20)         (749)
      Decrease in due to related parties                       -        (2,847)
      Decrease in income taxes payable                      (104)         (962)
      Increase in interest payable                             -         9,254
      Increase (decrease) in accounts payable
       and other accrued liabilities                       2,168        (4,693)
                                                        --------     ---------
Net cash provided by operating activities                 14,316         8,515
                                                        --------     ---------

Cash flows from investing activities:
  Decrease in restricted cash                                  -       162,599
  Acquisition of Act III Broadcasting, Inc.,
   net of cash acquired                                        -      (549,259)
  Payment for purchase options                                 -        (2,800)
  Payment for WFXV assets                                      -          (400)
  Capital expenditures                                      (507)         (280)
                                                        --------     ---------
Net cash used in investing activities                       (507)     (390,140)
                                                        --------     ---------

Cash flows from financing activities:
  Payment of principal amounts                           (14,000)            -
  Proceeds from term debt                                      -       220,000
  Proceeds from revolver borrowings                            -        15,000
  Proceeds from issuance of common stock                       -        61,600
  Debt issuance costs                                          -        (5,395)
  Proceeds from issuance of preferred stock, net               -       115,000
  Advance buydown of programming rights                        -        (4,396)
                                                        --------     ---------

Net cash (used) provided by financing activities         (14,000)      401,809

Net (decrease) increase in cash and cash equivalents        (191)       20,184
Cash and cash equivalents, beginning of period             3,295             -
                                                        --------     ---------
Cash and cash equivalents, end of period                $  3,104     $  20,184
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
                                             ============    ============

3. INTANGIBLE ASSETS

      Intangible assets consisted of the following:

                                 Amortization     December 31,      March 31,
                                    Period            1995            1996
                                 ------------     ------------    ------------

Goodwill                           40 Years       $ 25,919,000    $190,451,000
Affiliation agreements             10 Years         18,260,000      90,681,000
Non-competition
 agreements                        5 - 10 Years     20,875,000               -
Canadian cable rights              10 Years         22,826,000      59,000,000
Commercial advertising
 contracts                         15 years                  -     131,131,000
FCC licenses                       15 years                  -      75,057,000
Other intangible assets            5 - 15 Years     21,931,000      33,185,000
                                                  ------------    ------------
                                                   109,811,000     579,505,000

Less: Accumulated amortization                     (59,157,000)     (9,306,000)
                                                  ------------    ------------
                                                  $ 50,654,000    $570,199,000
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

10. UNAUDITED PRO FORMA  CONSOLIDATED FINANCIAL DATA

The following unaudited pro forma consolidated financial data are based upon the historical results of operations of Act III for the quarter ended March 31, 1995 adjusted to give effect to the Acquisition as if it had occurred on January 1, 1995:


                       Net revenue        $20,309
                       Net loss             9,374

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

                                         Three Months Ended
                                              March 31,
                                        Predecessor   Company
                                           1995         1996     Percentage
                                            (in thousands)         Change
                                        -----------------------------------

Net revenues (excluding barter)           $18,400     $21,713        18.0%
Barter revenues                             1,670       2,546        52.5
Total net revenues                         20,070      24,259        20.9
Operating expenses                          4,135       6,184        49.6
Selling, general and administrative
 expenses                                   5,486       5,618         2.4
Depreciation and amortization               5,957      14,752       147.6
Operating income (loss)                     4,492      (2,295)     (151.1)
Interest expense                            4,626       9,280       100.6
Net loss                                     (134)     (7,945)    (5829.1)
Payments for programming rights             2,303       2,208        (4.1)
Broadcast Cash Flow                         9,060      11,026        21.7

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

      Net loss increased to a loss of $7,945,000 in the 1996 Three Months from a loss of $134,000 in the 1995 Three Months, an increase in the loss of $7,811,000, due to the reasons discussed above.

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

PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 10-Q

      (a)   Exhibits

            Previously filed in the original Form 10-Q on May 17, 1996.


      (b)   Reports on Form 8-K

            Previously filed in the original Form 10-Q on May 17, 1996.



                                  SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SULLIVAN BROADCAST HOLDINGS, INC.
                                (Registrant)

Date: August 13, 1996           By:     /S/ Patrick Bratton
                                         Patrick Bratton
                                         Vice President - Finance
                                         (Principal Financial and
                                          Chief Accounting Officer)