Form 10-Q
period 1996-06-30
SULLIVAN BROADCAST HOLDINGS INC
filed 1996-08-14
CIK 1002573

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     June 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X .   No    .

As of June 30, 1996, the Company had the following outstanding shares of common stock: 1,209,077 shares of Class B-1 Common Stock, 6,158,211 shares of Class B-2 Common Stock and 853,230 shares of Class C Common Stock. The Company's Common Stock is not publicly traded and does not have a quantifiable market value.


                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (SEE NOTE 1)

             SULLIVAN BROADCAST HOLDINGS, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                           (dollars in thousands)

                                        Predecessor                      The Company
- ----------------------------------------------------------------------------------------------
                                     December 31, 1995     December 31, 1995     June 30, 1996
- ----------------------------------------------------------------------------------------------
                                                                                 (unaudited)

ASSETS
Current assets:
Cash and cash equivalents             $  3,584             $     --              $  6,589
Restricted cash                             --              162,599                    --
Accounts receivable, net of
 allowance for doubtful
 accounts of $983 and
 $1,297                                 28,943                   --                24,273
Current portion of
 programming rights                      8,943                   --                18,664
Current deferred tax asset                  --                   --                 7,986
Prepaid expenses and other
 current assets                            213                   --                 1,265
- -----------------------------------------------------------------------------------------

      Total current assets              41,683              162,599                58,777

Property and equipment, net             20,399                   --                43,348

Programming rights, net of
 current portion                        10,852                   --                13,280

Deferred loan costs, net of
 accumulated amortization of
 $2,219, $31 and $1,008                  3,769               11,016                14,739

Deferred tax asset                       7,326                  349                    --

Other assets and intangible
 assets, net                            50,797                   --               578,951
- -----------------------------------------------------------------------------------------

      Total assets                    $134,826             $173,964              $709,095
=========================================================================================

LIABILITIES AND
 SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of program-
   ming contracts payable             $ 12,788             $     --              $ 12,863
  Current portion of senior
   debt                                 24,078                   --                12,001
  Current income taxes
   payable                               1,961                   14                 1,805
  Interest payable                         515                  485                 5,973
  Due to related parties                    --                2,847                   125
  Accounts payable                       1,482                   --                 1,904
  Accrued expenses                       4,239                5,163                 3,630
- -----------------------------------------------------------------------------------------

      Total current liabilities         45,063                8,509                38,301

Senior debt, net of current
 portion                                38,898                   --               207,999
Borrowings under revolving
 line of credit                             --                   --                22,000
Subordinated debt                      100,000              154,407               154,722
Programming contracts
 payable, net of current
 portion                                12,542                   --                16,224
Deferred tax liability                      --                   --                94,540
Other liabilities                          450                   --                   189
- -----------------------------------------------------------------------------------------

      Total liabilities                196,953              162,916               533,975
- -----------------------------------------------------------------------------------------

Preferred stock (Predecessor)           26,386                   --                    --
15% Cumulative redeemable
 preferred stock, non-voting,
 $.001 par value-authorized
 10,000,000 shares;
 1,150,000 shares issued
 and outstanding                            --                   --               100,202
- -----------------------------------------------------------------------------------------

Commitments and
 contingencies
Shareholders' equity (deficit):
  Common stock (Predecessor)                16                   --                    --
  Class B-1 common stock,
   $.001 par value;
   25,000,000 shares
   authorized; 1,209,077
   shares issued and
   outstanding                              --                    1                     1
  Class B-2 common stock,
   $.001 par value;
   25,000,000 shares
   authorized; 6,158,211
   shares issued and
   outstanding                              --                    1                     6
  Class C common stock,
   $.001 par value;
   5,000,000 shares
   authorized; 853,230
   shares issued and
   outstanding                              --                   --                     1
Additional paid-in capital               3,767               12,570                88,203
Accumulated deficit                    (92,296)              (1,524)              (13,293)
- -----------------------------------------------------------------------------------------

      Total shareholders'
       equity (deficit)                (88,513)              11,048                74,918
- -----------------------------------------------------------------------------------------

      Total liabilities and
       shareholders' equity
       (deficit)                      $134,826             $173,964              $709,095
=========================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

             SULLIVAN BROADCAST HOLDINGS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                     (Unaudited - dollars in thousands)

                                       Three Months Ended June 30,   Six Months Ended June 30,
                                       Predecessor   Company         Predecessor    Company
                                       1995          1996            1995           1996
- ----------------------------------------------------------------------------------------------

Revenues (excluding barter)            $27,085       $31,828         $49,329        $ 57,870
  Less - commissions                    (4,862)       (5,330)         (8,706)         (9,659)
- --------------------------------------------------------------------------------------------

Net revenues (excluding barter)         22,223        26,498          40,623          48,211
Barter revenues                          1,840         4,487           3,510           7,033
- --------------------------------------------------------------------------------------------

Total net revenues                      24,063        30,985          44,133          55,244
- --------------------------------------------------------------------------------------------

Expenses

  Operating expenses                     2,478         4,134           5,026           7,899
  Selling, general and administrative    5,284         5,645          10,770          11,263
  Amortization of programming rights     3,965         6,587           8,423          12,016
  Depreciation and amortization          3,051        10,329           6,137          22,071
- --------------------------------------------------------------------------------------------

                                        14,778        26,695          30,356          53,249
- --------------------------------------------------------------------------------------------

  Operating income (loss)                9,285         4,290          13,777           1,995

Interest expense, including
 amortization of debt discount
 and deferred loan costs                 4,344         9,922           8,970          19,202
Other expenses (income)                     13           (12)             28               0
- --------------------------------------------------------------------------------------------

      Income (loss) before
       income taxes                      4,928        (5,620)          4,779         (17,207)

Income tax (expense) benefit              (469)        1,796            (454)          5,438
- --------------------------------------------------------------------------------------------

   Net income (loss)                   $ 4,459       $(3,824)        $ 4,325        $(11,769)
============================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

             SULLIVAN BROADCAST HOLDINGS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      (Unaudited-dollars in thousands)

                              Class B-1               Class B-2              Class C
                             Common Stock            Common Stock          Common Stock
                          ---------------------------------------------------------------
                                                                                             Additional  Total
                                                                                             Paid-in     Accumulated  Shareholders'
                          Shares       Amount     Shares       Amount    Shares    Amount    Capital     Deficit      Equity
- ----------------------------------------------------------------------------------------------------------------------------------

Balance at
 December 31,
 1995 (Company)             560,000    $ 1          697,243    $ 1            --    --       $12,570     ($ 1,524)    $ 11,048

Issuance of
 Class B-1
 common stock               651,577     --               --     --            --    --         6,516           --        6,516

Issuance of
 Class B-2
 common stock                    --     --        5,460,968      5            --    --        54,605           --       54,610

Issuance of
 Class C
 common stock                    --     --               --     --       900,605   $ 1           514           --          515

Issuance of common stock
 purchase warrants               --     --               --     --            --    --        24,063           --       24,063

Repurchase of Common
 Stock                       (2,500)    --               --     --       (47,375)   --           (52)          --          (52)

Accretion of Preferred
 Stock                           --     --               --     --            --    --       (10,013)          --      (10,013)

Net loss (unaudited)             --     --               --     --            --    --            --      (11,769)     (11,769)
- ------------------------------------------------------------------------------------------------------------------------------

Balance at
 June 30, 1996            1,209,077    $ 1        6,158,211    $ 6       853,230   $ 1       $88,203     $(13,293)    $ 74,918
==============================================================================================================================

The accompanying notes to Consolidated Financial Statements are an integral part of these financial statements.

             SULLIVAN BROADCAST HOLDINGS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited-dollars in thousands)

                                                     Six Months Ended June 30,
                                                     Predecessor     Company
                                                     1995            1996
- ------------------------------------------------------------------------------

Cash flows from operating activities:
  Net Income (loss)                                  $ 4,325         $ (11,769)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Deferred income taxes                                  -            (5,302)
    Depreciation of property, plant
     and equipment                                     1,485             3,621
    Amortization of intangible assets                  4,652            18,450
    Amortization of programming rights
     (excluding barter)                                5,088             5,476
    Payments for programming rights                   (4,661)           (4,269)
    Amortization of debt discount and deferred
     loan costs                                          445             1,107
    Loss on disposal of fixed assets                      11                 -
    Changes in assets and liabilities:
      Decrease in accounts receivable                  6,232             4,670
      Increase in prepaid expenses and other
       assets                                            (44)           (1,052)
      Increase in intangible assets                   (7,174)                -
      Decrease in due to related parties                   -            (2,847)
      Increase (decrease) in income taxes payable         89              (962)
      Increase in interest payable                         -             5,488
      Decrease in accounts payable
       and other accrued liabilities                  (1,482)           (5,281)
- ------------------------------------------------------------------------------

Net cash provided by operating activities              8,966             7,330
- ------------------------------------------------------------------------------

Cash flows from investing activities:
  Decrease in restricted cash                              -           162,599
  Increase in other assets                                 -           (17,260)
  Acquisition of Act III Broadcasting, Inc.,
   net of cash acquired                                    -          (550,045)
  Payment for purchase options                             -            (2,800)
  Acquisition of WFXV assets                               -              (650)
  Capital expenditures                                (2,165)           (1,129)
- ------------------------------------------------------------------------------

Net cash used for investing activities                (2,165)         (409,285)
- ------------------------------------------------------------------------------

Cash flows from financing activities:
  Payment of principal amounts                        (7,235)                -
  Proceeds from term debt                                  -           220,000
  Proceeds from revolver borrowings                        -            22,000
  Proceeds from issuance of common stock                   -            61,641
  Repurchase of common stock                               -               (52)
  Debt and preferred stock issuance costs                  -            (5,649)
  Proceeds from issuance of preferred stock                -           115,000
  Advance buydown of programming rights                    -            (4,396)
- ------------------------------------------------------------------------------

Net cash (used) provided by financing activities      (7,235)          408,544

Net (decrease) increase in cash and cash
 equivalents                                            (434)            6,589
Cash and cash equivalents, beginning of period         3,295                 -
- ------------------------------------------------------------------------------
Cash and cash equivalents, end of period             $ 2,861         $   6,589
==============================================================================

For supplemental disclosures of cash flow information see Note 5 to Consolidated Financial Statements.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

             SULLIVAN BROADCAST HOLDINGS, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

On January 4, 1996, all of the outstanding capital stock of Act III Broadcasting, Inc. ("Act III" or the "Predecessor") was purchased by and Act III was merged with and into A-3 Acquisition, Inc. ("A-3"), with Act III surviving such merger (the "Acquisition"). Act III then changed its name to Sullivan Broadcasting Company, Inc. (together with its subsidiaries, the "SBC" a wholly-owned subsidiary of Sullivan Broadcast Holdings, Inc. the "Company"). The Acquisition was accounted for by the purchase method of accounting. The results of operations of Act III for the period from January 1, 1996 through January 4, 1996 have been included in the results of operations of the Company for the six months ended June 30, 1996 due to the immateriality of such results in relation to the Company's financial statements taken as a whole. Such results are as follows:


      Net revenues                      $832,000
      Operating expenses                 178,000
      Selling, general &
       administrative expenses           219,000
      Operating income                   435,000

The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the
Securities and Exchange Commission.    Certain information and footnote
disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures herein are adequate and that the information presented is not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in A-3's latest annual report on Form 10-K for the year ended December 31, 1995 and the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1996. The information furnished reflects all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of management, necessary to make a fair statement of the results for the interim period. Certain amounts recorded in connection with accounting for the Acquisition are subject to adjustment based upon the final valuation of certain assets and liabilities acquired. Such adjustments are not expected to be material to the consolidated financial statements. The results for these interim periods are not necessarily indicative of results to be expected for the full fiscal year, due to seasonal factors, among others.

For comparative purposes, the December 31, 1995 balance sheet of both Act III and A-3 have been included. In addition, the results of operations and of cash flows for the six months ended June 30, 1995 for Act III have also been presented. A-3 was not incorporated until June 1995 and did not have any operations for a comparable six month period ended June 30, 1995.

2. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                          December 31,     June 30,
                                          1995             1996
   -------------------------------------------------------------------

   Land                                   $  1,771,000     $ 1,366,000
   Broadcasting equipment                   32,335,000      35,231,000
   Buildings and improvements                8,006,000       5,734,000
   Furniture and other equipment             4,144,000       2,605,000
   Construction in progress                  1,457,000       2,036,000
   -------------------------------------------------------------------
                                            47,713,000      46,972,000
   Less: Accumulated depreciation
          and amortization                 (27,314,000)     (3,624,000)
   -------------------------------------------------------------------
                                          $ 20,399,000     $43,348,000
   ===================================================================

3. INTANGIBLE ASSETS

   Intangible assets consisted of the following:

                             Amortization    December 31,    June 30,
                             Period          1995            1996
   ----------------------------------------------------------------------

   Goodwill                  40 Years        $ 25,919,000    $192,093,000
   Affiliation agreements    10 Years          18,260,000      91,174,000
   Non-competition
     agreements              5 - 10 Years      20,875,000              --
   Canadian cable rights     10 Years          22,826,000      59,000,000
   Commercial advertising
     contracts               15 years                  --     131,844,000
   FCC licenses              15 years                  --      75,465,000
   Other intangible assets   5 - 15 Years      21,931,000      30,565,000
   ----------------------------------------------------------------------
                                              109,811,000     580,141,000

   Less: Accumulated amortization             (59,157,000)    (18,450,000)
   ----------------------------------------------------------------------
                                             $ 50,654,000    $561,691,000
   ======================================================================

4. LONG TERM DEBT

On January 4, 1996, concurrent with the Acquisition, the Company borrowed $220,000,000 under a term loan and $4,000,000 under a revolving credit facility to finance the Acquisition. Both the term loan and the revolving credit facility bear interest at LIBOR plus an applicable margin determined quarterly based upon the Company's leverage ratio for the preceding quarter.

The revolving credit facility provides for borrowings up to $30,000,000 for working capital purposes, and is due on December 31, 2003 or upon repayment of the term loan.

The term loan is payable in varying quarterly installments beginning December 31, 1996 through 2003. The future repayments of the term loan are as follows:


                         1996          $  5,500,000
                         1997            13,002,000
                         1998            21,010,000
                         1999            33,000,000
                         2000            44,000,000
                         Thereafter     103,488,000

In addition, certain mandatory prepayments of the term loan are required if the Company achieves certain financial results at the end of the fiscal year. No such mandatory prepayments are payable at June 30, 1996.

In January 1996, the Company entered into various interest rate protection agreements based upon LIBOR rates and a notional value equal to the anticipated outstanding term debt levels through the year 2000.

In connection with the term loan and the revolving credit facility, the Company also has a $75,000,000 line of credit available for future acquisitions (collectively, the "Senior Credit Facility"). At June 30, 1996, there were no borrowings outstanding on the acquisition line of credit.

The Senior Credit Facility requires the Company to comply with certain covenants. At June 30, 1996, the Company was in compliance with all covenants.

5. INCOME TAXES

The provisions for taxes for the interim periods were based on projections of total year pre-tax income.

As discussed in Note 1, the Acquisition was accounted for by the purchase method of accounting which requires that all assets acquired and liabilities assumed be recorded at their fair value. For tax purposes, the assets acquired and liabilities assumed retain their historical basis resulting in a basis differential. The resulting basis differential and acquired net operating loss carryforwards together with changes in deferred tax assets and liabilities for the period and net operating losses generated during the period give rise to the net deferred tax asset and liability recorded at June 30, 1996.

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

6. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The Company paid interest of $8,486,000 and $12,520,000 during the periods ended June 30, 1995 and June 30, 1996, respectively.

During the periods ended June 30, 1995 and June 30, 1996, programming rights increased $1,559,000 and $2,080,000 respectively, due to the assumption of programming liabilities.

During the periods ended June 30, 1995 and June 30, 1996, the Company paid approximately $385,000 and $962,000 respectively, for state and local income taxes.

7. COMMITMENTS AND CONTINGENCIES

The Company has executed contracts for programming rights totaling approximately $21,905,000 and $14,401,000 at December 31, 1995 and June 30, 1996, respectively, for which the broadcast period has not begun.
Accordingly, the asset and related liability are not recorded at such dates.

The Company has operating lease agreements for land, office space, office equipment and other property which expire on various dates through 2005. Rental expense was $335,000 and $96,000 for the periods ending June 30, 1995 and June 30, 1996, respectively.

The Company has no postretirement or postemployment benefit plans.

8. RELATED PARTY TRANSACTIONS

The Company reimburses ABRY Partners, Inc. ("ABRY"), an entity related through common ownership, approximately $1,500 per month, representing the Company's allocated share of rent paid by ABRY under its lease and other general expenses including utilities, property insurance and supplies. In addition, the Company has a management agreement with ABRY whereby the Company pays ABRY a management fee of $250,000 annually. Such amounts have been included in "Selling, general and administrative" expenses in the Company's consolidated statements of operations.

9. SIGNIFICANT EVENTS

On February 7, 1996, the Company executed an asset purchase agreement to acquire certain assets of Mohawk Valley Broadcasting, Inc. and Acme T.V. Corporation, the owners/operators of two television stations in Utica, NY. The total purchase price of this acquisition was $400,000. In addition, the Company paid $2,600,000 for the option to purchase the remaining assets of the stations upon FCC approval. The Company concurrently executed a Time Brokerage Agreement to operate the stations pending FCC approval of the acquisition. On June 24,1996 the acquisition of the remaining assets was consumated subsequent to the receipt of FCC approval and the payment of $250,000.

On February 22, 1996, the Company executed a Time Brokerage Agreement with Central Tennessee Broadcasting Corporation pursuant to which the Company programs WXMT-TV in Nashville, TN. In conjunction with this agreement, the Company also paid $200,000 for an option to purchase certain assets of Central Tennessee Broadcasting Corporation, with an option to buy the station should applicable FCC regulations allow dual ownership in a single market.

On February 28, 1996, the Company executed a definitive purchase agreement to acquire all the assets of Channel 47 Limited Partnership in Madison, WI for a total purchase price of $26,500,000, pending FCC approval. Subsequent to FCC approval, this acquisition was consumated on July 1, 1996.

10. UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL DATA

The following unaudited pro forma consolidated financial data are based upon the historical results of operations of Act III for the quarter ended June 30, 1995 adjusted to give effect to the Acquisition as if it had occurred on January 1, 1995:


                         Net revenue            $44,616
                         Net loss                13,684


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

Results of Operations

Three Months Ended June 30, 1995 of Act III (the "1995 Three Months") Compared to Three Months Ended June 30, 1996 of the Company (the "1996 Three Months")

      Set forth below are selected consolidated financial data for the three months ended June 30, 1995 of Act III and June 30, 1996 of the Company and the percentage changes between the periods.

                                        Three Months Ended
                                             June 30,
                                       Predecessor    Company
                                       1995           1996        Percentage
                                           (in thousands)         Change
- ----------------------------------------------------------------------------

Net revenues (excluding barter)        $22,223      $26,498        19.2%
Barter revenues                          1,840        4,487       143.9
Total net revenues                      24,063       30,985        28.8
Operating expenses                       2,478        4,134        66.8
Selling, general
 and administrative expenses             5,284        5,645         6.8
Depreciation and amortization            7,016       16,916       141.1
Operating income                         9,285        4,290       (53.8)
Interest expense                         4,344        9,922       128.4
Net income (loss)                        4,459       (3,824)     (185.8)
Payments for programming rights          2,358        2,061       (12.6)
Broadcast Cash Flow                     12,962       15,514        19.7

      Net revenues (excluding barter) are net of commissions and primarily include local and national/Canadian spot advertising sales. Net revenues (excluding barter) increased to $26,498,000 in the 1996 Three Months from $22,223,000 in the 1995 Three Months, an increase of $4,275,000 or 19.2%.
This increase is due to reduced national sales representative commission rates which commenced concurrent with the Acquisition and increasing advertising spot rates. Advertising revenues for the 1996 Three Months were comprised of 47.6% from local advertising sales and 52.4% from national/ Canadian advertising sales.

   Local revenues include gross revenues before commissions from local or regional advertisers or their representative agencies. Local and regional areas encompass a station's designated market area and its outlying areas. Local revenues increased to $14,961,000 in the 1996 Three Months from $11,373,000 in the 1995 Three Months, an increase of $3,588,000, or 31.5%.
The increase was primarily due to increased ratings as well as strong advertising demand.

      National/Canadian revenues include gross revenues before commissions from national and Canadian advertisers or their representative agencies. National advertisers are advertisers outside of a station's local market or region. National/Canadian revenues increased to $16,448,000 in the 1996 Three Months from $15,333,000 in the 1995 Three Months, an increase of $1,115,000, or 7.3%. As with local revenues, national/Canadian revenues increased primarily due to improved ratings and strong advertising demand.

      Barter revenues increased to $4,487,000 in the 1996 Three Months from $1,840,000 in the 1995 Three Months, an increase of $2,647,000, or 143.9%.
This increase was primarily due to the increase in the value of barter programming rights related to the purchase accounting and resulting increase in the revenue recognized therefrom.

      Operating expenses include engineering, promotion, production, programming operations and barter expenses. Operating expenses increased to $4,134,000 in the 1996 Three Months from $2,478,000 in the 1995 Three Months, an increase of $1,656,000. The increase is due to the WXLV affiliation switch from Fox Broadcasting Company to the American Broadcasting Company, Inc. in September 1995, as the Company is now producing local news at WXLV, which increased operating expenses by $426,000 during the 1996 Three Months. Additionally, the increase in employee headcount resulting from the execution of the two Time Brokerage Agreements executed in February 1996 further increased operating expenses as compared to the 1995 Three Months.

      Selling, general and administrative expenses include sales, salaries, commissions, insurance, supplies and general management salaries. Selling, general and administrative expenses increased to $5,645,000 in the 1996 Three Months from $5,284,000 in the 1995 Three Months, an increase of $361,000, or 6.8%. This increase is the result of higher salary costs due to an overall headcount increase, offset somewhat by reduced corporate overhead.

      Depreciation and amortization includes depreciation of property and equipment, amortization of programming rights and amortization of intangibles. Depreciation and amortization increased to $16,916,000 in the 1996 Three Months from $7,016,000 in the 1995 Three Months, an increase of $9,900,000, or 141.1%, due to the increase in value of all fixed assets, programming rights and intangible assets in conjunction with the Acquisition.

      Operating income decreased to $4,290,000 in the 1996 Three Months from $9,285,000 in the 1995 Three Months, a decrease of $4,995,000, due to the reasons discussed above.

      Interest expense includes interest charged on all outstanding debt and the amortization of debt issuance costs over the life of the underlying debt. The $5,578,000 increase for the 1996 Three Months as compared to the 1995 Three Months is the result of interest costs incurred on the debt utilized to fund the Acquisition.

      Net income decreased to a net loss of $3,824,000 in the 1996 Three Months compared to net income of $4,459,000 in the 1995 Three Months, a decrease of $8,283,000, due to the reasons discussed above.

      Payments for programming rights decreased to $2,061,000 in the 1996 Three Months from $2,358,000 in the 1995 Three Months, a decrease of $297,000, or 12.6%. This decrease is attributable to a reduction in the amount of programming required to be purchased by the Company due to the buydown of certain excess programming liabilities in conjunction with the Acquisition, increased Fox and United Paramount network programming, and an overall decrease in the cost per program due to the competitive pricing of programming.

      Broadcast Cash Flow increased to $15,514,000 in the 1996 Three Months from $12,962,000 in the 1995 Three Months, an increase of $2,552,000, primarily due to the aforementioned increases in revenue with a smaller proportional increase in operating and selling, general and administrative expenses. The Company believes that Broadcast Cash Flow is important in measuring the Company's financial results and its ability to pay principal and interest on its debt because broadcasting companies traditionally have large amounts of non-cash expense attributable to amortization of programming rights and other intangibles. Broadcast Cash Flow does not purport to represent cash provided by operating activities as reflected in the Company's consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

Six Months Ended June 30, 1995 of Act III (the "1995 Six Months") Compared to Six Months Ended June 30, 1996 of the Company (the "1996 Six Months")

      Set forth below are selected consolidated financial data for the six months ended June 30, 1995 of Act III and June 30, 1996 of the Company and the percentage changes between the periods.

                                         Six Months Ended
                                             June 30,
                                       Predecessor  Company
                                       1995         1996           Percentage
                                          (in thousands)           Change
- -----------------------------------------------------------------------------

Net revenues (excluding barter)        $40,623      $48,211         18.7%
Barter revenues                          3,510        7,033        100.4
Total net revenues                      44,133       55,244         25.2
Operating expenses                       5,026        7,899         57.2
Selling, general
 and administrative expenses            10,770       11,263          4.6
Depreciation and amortization           14,560       34,087        134.1
Operating income                        13,777        1,995        (85.5)
Interest expense                         8,970       19,202        114.1
Net income (loss)                        4,325      (11,769)      (372.1)
Payments for programming rights          4,661        4,269         (8.4)
Broadcast Cash Flow                     22,022       26,540         20.5

      Net revenues (excluding barter) are net of commissions and primarily include local and national/Canadian spot advertising sales. Net revenues (excluding barter) increased to $48,211,000 in the 1996 Six Months from $40,623,000 in the 1995 Six Months, an increase of $7,588,000 or 18.7%.
This increase is due to reduced national sales representative commission rates which commenced concurrent with the Acquisition and increasing advertising spot rates. Advertising revenues for the 1996 Six Months were comprised of 47.3% from local advertising sales and 52.7% from national/ Canadian advertising sales.

      Local revenues include gross revenues before commissions from local or regional advertisers or their representative agencies. Local and regional areas encompass a station's designated market area and its outlying areas. Local revenues increased to $26,892,000 in the 1996 Six Months from $21,193,000 in the 1995 Six Months, an increase of $5,699,000, or 26.9%.
The increase was primarily due to increased ratings as well as strong advertising demand.

      National/Canadian revenues include gross revenues before commissions from national and Canadian advertisers or their representative agencies. National advertisers are advertisers outside of a station's local market or region. National/Canadian revenues increased to $29,981,000 in the 1996 Six Months from $27,106,000 in the 1995 Six Months, an increase of $2,875,000 or 10.6%. As with local revenues, national/Canadian revenues increased primarily due to improved ratings and strong advertising demand.

      Barter revenues increased to $7,033,000 in the 1996 Six Months from $3,510,000 in the 1995 Six Months, an increase of $3,523,000, or 100.4%.
This increase was primarily due to the increase in the value of barter programming rights related to the application of purchase accounting and resulting increase in the revenue recognized therefrom.

      Operating expenses include engineering, promotion, production, programming operations and barter expenses. Operating expenses increased to $7,899,000 in the 1996 Six Months from $5,026,000 in the 1995 Six Months, an increase of $2,873,000. The increase is due to the WXLV affiliation switch from Fox Broadcasting Company to the American Broadcasting Company, Inc. in September 1995, as the Company is now producing local news at WXLV, which increased operating expenses by $902,000 during the 1996 Six Months. Additionally, the increase in employee headcount resulting from the execution of the two Time Brokerage Agreements executed in February 1996 further increased operating expenses as compared to the 1995 Six Months.

      Selling, general and administrative expenses include sales, salaries, commissions, insurance, supplies and general management salaries. Selling, general and administrative expenses increased to $11,263,000 in the 1996 Six Months from $10,770,000 in the 1995 Six Months, an increase of $493,000, or 4.6%. This increase is the result of higher salary costs due to an overall headcount increase, offset somewhat by reduced corporate overhead.

      Depreciation and amortization includes depreciation of property and equipment, amortization of programming rights and amortization of intangibles. Depreciation and amortization increased to $34,087,000 in the 1996 Six Months from $14,560,000 in the 1995 Six Months, an increase of $19,527,000, or 134.1%, due to the increase in value of all fixed assets, programming rights and intangible assets in conjunction with the Acquisition.

      Operating income decreased to $1,995,000 in the 1996 Six Months from $13,777,000 in the 1995 Six Months, a decrease of $11,782,000, due to the reasons discussed above.

      Interest expense includes interest charged on all outstanding debt and the amortization of debt issuance costs over the life of the underlying debt. The $10,232,000 increase for the 1996 Six Months as compared to the 1995 Six Months is the result of interest costs incurred on the debt utilized to fund the Acquisition.

      Net income decreased to a net loss of $11,769,000 in the 1996 Six Months compared to net income of $4,325,000 in the 1995 Six Months, a decrease of $16,094,000, due to the reasons discussed above.

      Payments for programming rights decreased to $4,269,000 in the 1996 Six Months from $4,661,000 in the 1995 Six Months, a decrease of $392,000, or 8.4%. This decrease is attributable to a reduction in the amount of programming required to be purchased by the Company due to the buydown of certain excess programming liabilities in conjunction with the Acquisition, increased Fox and United Paramount network programming, and an overall decrease in the cost per program due to the competitive pricing of programming.

      Broadcast Cash Flow increased to $26,540,000 in the 1996 Six Months from $22,022,000 in the 1995 Six Months, an increase of $4,518,000, primarily due to the aforementioned increases in revenue with a smaller proportional increase in operating and selling, general and administrative expenses. The Company believes that Broadcast Cash Flow is important in measuring the Company's financial results and its ability to pay principal and interest on its debt because broadcasting companies traditionally have large amounts of non-cash expense attributable to amortization of programming rights and other intangibles. Broadcast Cash Flow does not purport to represent cash provided by operating activities as reflected in the Company's consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

Liquidity and Capital Resources

   The Company's primary source of liquidity is cash provided by operations. Cash provided by operations during the 1996 Six Months was $7,330,000 compared to $8,966,000 in the 1995 Six Months. The decrease in the Company's cash flow is attributable primarily due to an increase in interest expense partially offset by the Company's improved operating results, with revenue increases proportionally higher than expense increases.

      Cash provided by operations is after payments for programming rights, which amounted to $4,269,000 and $4,661,000, respectively, for the 1996 Six Months and the 1995 Six Months. The Company has program payment commitments (including contracts not yet recordable as assets) of $46,345,000, which are payable in installments of $7,550,000 in 1996, $11,735,000 in 1997,
$10,298,000 in 1998, $8,502,000 in 1999, $4,949,000 in 2000 and $3,311,000
thereafter.

      The Company's primary capital requirements have been for capital expenditures and acquisitions. Capital expenditures totaled $1,129,000 for the 1996 Six Months compared to $2,165,000 for the 1995 Six Months. The larger expenditures in 1995 includes the construction of a news facility at WXLV.

      As of June 30, 1996, the Company had outstanding a $220,000,000 senior debt facility (the "Senior Credit Agreement"), with a $30,000,000 revolving credit facility (the "Revolving Credit Facility"), of which $22,000,000 was outstanding, and a $75,000,000 acquisition credit facility (the "Acquisition Credit Facility") (collectively, the "Senior Credit Facility"), with no borrowings outstanding at June 30, 1996. The interest rate on all borrowings under the Senior Credit Agreement vary depending upon either LIBOR or Prime rates, as selected by the Company, with a margin ranging between 0.0% and 1.5% for Prime borrowings and 1.25% and 2.75% for LIBOR borrowings added based upon the Company's leverage ratio for the past quarter. The Company has entered into various interest rate protection agreements based upon LIBOR rates and a notional amount equal to the full value of the senior debt facility to protect against significant fluctuations in interest rates through 2000. The Company also has outstanding $125,000,000 of 10-1/4% senior subordinated notes due December 2005, and $35,000,000 of 13-1/4% senior accrual debentures due 2006.

      The Company believes that it will be able to meet its required principal payments in the future through funds generated from its operations. If the funds generated from the Company's operations are insufficient to meet its required principal payments, the Company will explore other financing alternatives.

      The indenture to the senior subordinated notes, Company's preferred stock, the Senior accrual debentures and the Senior Credit Facility of the Company contain covenants which, among other restrictions, require the maintenance of certain financial ratios (including cash flow ratios), restrict asset purchases and the encumbrances of existing assets, require lender approval for proposed acquisitions, and limit the incurrence of additional indebtedness and the payment of dividends.

      Based upon current operations, the Company anticipates the cash flow from operations combined with the cash on hand will be adequate to meet its requirements for current and foreseeable levels of operation. There can, however, be no assurance that future developments or economic trends will not adversely affect the Company's operations.

             SULLIVAN BROADCAST HOLDINGS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 10-Q

(a)   Exhibits

      The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number      Exhibit
- -------     -------

10.1 Sixth Supplemental Indenture dated as of June 30, 1996 between Sullivan Broadcasting Company, Inc.(as successor to A-3) and State Street Bank and Trust Company as trustee (the "Trustee") relating to the Notes

10.2 First Amendment to Credit Agreement and Limited Waiver and Consent dated as of May 24, 1996 by and among Sullivan Broadcasting Company, Inc. as sucessor to A-3, Holding, NationsBank of Texas, N.A. and certain other lenders.


                                  SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SULLIVAN BROADCASTING COMPANY, INC.
                                       (Registrant)




August 14, 1996                         By:        /S/ Patrick Bratton
                                                   Patrick Bratton
                                                   Vice President - Finance
                                                   (Principal Financial and
                                                   Chief Accounting Officer)