Form 10-Q
period 1996-09-30
SULLIVAN BROADCAST HOLDINGS INC
filed 1996-11-14
CIK 1002573

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                            September 30, 1996
                                                          ------------------

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to


                       Commission file number     33-98434


                        SULLIVAN BROADCAST HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                   04-3289279
-------------------------------------      -------------------------------------
   (State or other jurisdiction of                     (IRS Employer
    incorporation or organization)                  Identification No.)


     18 Newbury Street, Boston, MA                           02116
----------------------------------------       ---------------------------------
(Address of principal executive offices)                  (Zip code)


Registrant's telephone number, including area code         (617) 369-7755
                                                       ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes  [X]      No  [ ]

As of September 30, 1996, the Company had the following outstanding shares of common stock: 1,209,077 shares of Class B-1 Common Stock, 6,158,211 shares of Class B-2 Common Stock and 876,917 shares of Class C Common Stock. The Company's Common Stock is not publicly traded and does not have a quantifiable market value.


                               Page 1 of 22 pages



                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (SEE NOTE 1)

               SULLIVAN BROADCAST HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)


                                                                                      The Company
                                                     Predecessor        ----------------------------------------
                                                  December 31, 1995     December 31, 1995     September 30, 1996
                                                  -----------------     -----------------     ------------------
                                                                                                 (unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                           $   3,584             $      --             $   8,046
  Restricted cash                                            --               162,599                    --
  Accounts receivable, net of allowance for
   doubtful accounts of $983 and $1,472                  28,943                    --                21,537
  Current portion of programming rights                   8,943                    --                21,829
  Current deferred tax asset                                 --                    --                 8,223
  Prepaid expenses and other current assets                 213                    --                 1,154
                                                      -----------------------------------------------------
      Total current assets                               41,683               162,599                60,789

Property and equipment, net                              20,399                    --                45,830

Programming rights, net of current portion               10,852                    --                27,182

Deferred loan costs, net of accumulated
 amortization of $2,219, $31 and $1,495                   3,769                11,016                14,396

Deferred tax asset                                        7,326                   349                    --

Other assets and intangible assets, net                  50,797                    --               600,185
                                                      -----------------------------------------------------
      Total assets                                    $ 134,826             $ 173,964             $ 748,382
                                                      =====================================================



The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.



               SULLIVAN BROADCAST HOLDINGS, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS (cont.)
                (dollars in thousands, except per share amounts)



                                                                                      The Company
                                                     Predecessor        ----------------------------------------
                                                  December 31, 1995     December 31, 1995     September 30, 1996
                                                  -----------------     -----------------     ------------------
                                                                                                 (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of programming contracts
   payable                                            $  12,788             $      --             $  22,110
  Current portion of senior debt                         24,078                    --                15,252
  Current income taxes payable                            1,961                    14                 1,805
  Interest payable                                          515                   485                10,974
  Due to related parties                                     --                 2,847                    --
  Accounts payable                                        1,482                    --                 2,520
  Accrued expenses                                        4,239                 5,163                 2,985
                                                      -----------------------------------------------------

      Total current liabilities                          45,063                 8,509                55,646

Senior debt, net of current portion                      38,898                    --               204,748
Borrowings under revolving line of credit                    --                    --                51,500
Subordinated debt                                       100,000               154,407               154,788
Programming contracts payable, net of
 current portion                                         12,542                    --                25,009
Deferred tax liability and other liabilities                450                    --                88,575
                                                      -----------------------------------------------------
      Total liabilities                                 196,953               162,916               580,266
                                                      -----------------------------------------------------

Preferred stock (Predecessor)                            26,386                    --               105,207

15% Cumulative redeemable preferred stock,
 non-voting, $.001 par value-authorized
 10,000,000 shares; 1,150,000 shares issued
 and outstanding                                             --                    --                    --
                                                      -----------------------------------------------------
Commitments and contingencies Shareholders'
 equity (deficit):
  Common stock (Predecessor)                                 16                    --                    --
  Class B-1 common stock, $.001 par value;
   25,000,000 shares authorized; 1,209,077
   shares issued and outstanding                             --                     1                     1
  Class B-2 common stock, $.001 par value;
   25,000,000 shares authorized; 6,158,211
   shares issued and outstanding                             --                     1                     6
  Class C common stock, $.001 par value;
   5,000,000 shares authorized; 876,917
   shares issued and outstanding                             --                    --                     1
  Additional paid-in capital                              3,767                12,570                83,212
  Accumulated deficit                                   (92,296)               (1,524)              (20,311)
                                                      -----------------------------------------------------

      Total shareholders' equity (deficit)              (88,513)               11,048                62,909
                                                      -----------------------------------------------------

      Total liabilities and shareholders'
       equity (deficit)                               $ 134,826             $ 173,964             $ 748,382
                                                      =====================================================


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.



               SULLIVAN BROADCAST HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (Unaudited - dollars in thousands)


                                                 Three Months Ended            Nine Months Ended
                                                 September 30, 1996              September 30,
                                               -----------------------      -----------------------
                                               Predecessor    Company       Predecessor    Company
                                                  1995          1996           1995          1996
                                               -----------    --------      -----------    --------

Revenues (excluding barter)                     $ 25,457      $ 29,643       $ 74,786      $ 87,513
  Less - commissions                              (4,492)       (4,929)       (13,198)      (14,588)
                                                ---------------------------------------------------

Net revenues (excluding barter)                   20,965        24,714         61,588        72,925
Barter revenues                                    1,689         3,765          5,199        10,798
                                                ---------------------------------------------------

Total net revenues                                22,654        28,479         66,787        83,723
                                                ---------------------------------------------------

Expenses

  Operating expenses                               2,954         3,875          7,980        11,774
  Selling, general and administrative              5,361         5,393         16,131        16,656
  Amortization of programming rights               3,992         7,004         12,415        19,020
  Depreciation and amortization                    2,670        14,266          8,807        36,337
                                                ---------------------------------------------------

                                                  14,977        30,538         45,333        83,787
                                                ---------------------------------------------------

  Operating income (loss)                          7,677        (2,059)        21,454           (64)

Interest expense, including amortization
 of debt discount and deferred loan costs          4,445        10,820         13,415        30,022
Other expenses (income)                              205           100            233           100
                                                ---------------------------------------------------

  Income (loss) before income taxes                3,027       (12,979)         7,806       (30,186)

Income tax (expense) benefit                        (345)        5,961           (799)       11,399
                                                ---------------------------------------------------


  Net income (loss)                             $  2,682      $ (7,018)      $  7,007      $(18,787)
                                                ===================================================


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.



               SULLIVAN BROADCAST HOLDINGS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        (Unaudited-dollars in thousands)



                         Class B-1             Class B-2           Class C
                        Common Stock          Common Stock        Common Stock
                     ------------------    -----------------   -----------------
                                                                                                                       Total
                                                                                      Additional     Accumulated     Equity for
                      Shares     Amount    Shares     Amount   Shares     Amount   Paid-in Capital     Deficit      Shareholders
                     ---------   ------   ---------   ------   -------    ------   ---------------   ------------   ------------

Balance at
 December 31,
 1995 (Company)        560,000     $ 1      697,243     $ 1         --       --        $ 12,570        $  (1,524)      $ 11,048

Issuance of
 Class B-1
 common stock          651,577      --           --      --         --       --           6,516               --          6,516

Repurchase of
 Class B-1
 common stock           (2,500)     --           --      --         --       --             (25)              --            (25)

Issuance of
 Class B-2
 common stock               --      --    5,460,968       5         --       --          54,605               --         54,610

Issuance of
 Class C common
 stock                      --      --           --      --    924,292      $ 1             528               --            529

Repurchase of
 Class C common
 stock                      --      --           --      --    (47,375)      --             (27)              --            (27)

Issuance of
 common stock
 purchase
 warrants                   --      --           --      --         --       --          24,063               --         24,063

Accretion of
 Preferred Stock            --      --           --      --         --       --         (15,018)              --        (15,018)

Net loss
 (unaudited)                --      --           --      --         --       --              --          (18,787)       (18,787)
                     ----------------------------------------------------------------------------------------------------------

Balance at
 September 30,
 1996                1,209,077     $ 1    6,158,211     $ 6    876,917      $ 1        $ 83,212        $ (20,311)      $ 62,909
                     ==========================================================================================================


The accompanying notes to Consolidated Financial Statements are an integral part of these financial statements.




               SULLIVAN BROADCAST HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited-dollars in thousands)


                                                                        Nine Months Ended September 30,
                                                                        -------------------------------
                                                                        Predecessor      Company
                                                                           1995            1996
                                                                        -----------     ----------

Cash flows from operating activities:
  Net Income (loss)                                                      $  7,007       $ (18,787)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Deferred income taxes                                                      --         (11,399)
    Depreciation of property, plant and equipment                           2,154           5,612
    Amortization of intangible assets                                       6,654          30,725
    Amortization of programming rights (excluding barter)                   7,438           8,861
    Payments for programming rights                                        (6,731)         (6,583)
    Amortization of debt discount and deferred loan costs                     666           1,662
    Loss on disposal of fixed assets                                           19              --
    Changes in assets and liabilities:
      Decrease in accounts receivable                                       6,619           7,442
      Decrease (increase) in prepaid expenses and other assets                 75          (1,118)
      Increase in intangible assets                                        (7,419)             --
      Decrease in due to related parties                                       --          (2,717)
      Increase (decrease) in income taxes payable                             134            (962)
      Increase in interest payable                                             --          10,506
      Increase (decrease) in accounts payable and other accrued
       liabilities                                                          2,674          (6,680)
                                                                         ------------------------

Net cash provided by operating activities                                  19,290          16,562
                                                                         ------------------------

Cash flows from investing activities:
  Decrease in restricted cash                                                  --         162,599
  Acquisition of Act III Broadcasting, Inc., net of cash acquired              --        (550,045)
  Payment for purchase options                                                 --          (2,800)
  Acquisition of WFXV assets                                                   --            (650)
  Acquisition of WMSN                                                          --         (26,500)
  Acquisition of WUXP                                                          --         (26,950)
  Capital expenditures                                                     (4,918)         (2,228)
                                                                         ------------------------

Net cash used for investing activities                                     (4,918)       (446,574)
                                                                         ------------------------

Cash flows from financing activities:
  Payment of principal amounts                                            (13,235)             --
  Proceeds from term debt                                                      --         220,000
  Proceeds from revolver borrowings                                            --          51,500
  Proceeds from issuance of common stock                                       --          61,603
  Repurchase of common stock                                                   --              --
  Debt and preferred stock issuance costs                                      --          (5,649)
  Proceeds from issuance of preferred stock, net                               --         115,000
  Advance buydown of programming rights                                        --          (4,396)
                                                                         ------------------------

Net cash (used) provided by financing activities                          (13,235)        438,058

Net increase in cash and cash equivalents                                   1,137           8,046
Cash and cash equivalents, beginning of period                              3,295              --
                                                                         ------------------------
Cash and cash equivalents, end of period                                 $  4,432       $   8,046
                                                                         ========================


For supplemental disclosures of cash flow information see Note 5 to Consolidated Financial Statements.


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.




SULLIVAN BROADCAST HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

On January 4, 1996, all of the outstanding capital stock of Act III Broadcasting, Inc. ("Act III" or the "Predecessor") was purchased by and Act III was merged with and into A-3 Acquisition, Inc. ("A-3"), with Act III surviving such merger (the "Acquisition"). Act III then changed its name to Sullivan Broadcasting Company, Inc. (together with its subsidiaries, the "SBC" a wholly-owned subsidiary of Sullivan Broadcast Holdings, Inc. the "Company"). The Acquisition was accounted for by the purchase method of accounting. The results of operations of Act III for the period from January 1, 1996 through January 4, 1996 have been included in the results of operations of the Company for the nine months ended September 30, 1996 due to the immateriality of such results in relation to the Company's financial statements taken as a whole. Such results are as follows:



          Net revenues                                  $ 832,000
          Operating expenses                              178,000
          Selling, general & administrative expenses      219,000
          Operating income                                435,000

The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures herein are adequate and that the information presented is not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in A-3's latest annual report on Form 10-K for the year ended December 31, 1995 and the Company's quarterly report on Form 10-Q for the quarters ended March 31, 1996 and June 30, 1996. The information furnished reflects all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of management, necessary to make a fair statement of the results for the interim period. Certain amounts recorded in connection with accounting for the Acquisition are subject to adjustment based upon the final valuation of certain assets and liabilities acquired. Such adjustments are not expected to be material to the consolidated financial statements. The results for these interim periods are not necessarily indicative of results to be expected for the full fiscal year, due to seasonal factors, among others.


For comparative purposes, the December 31, 1995 balance sheet of both Act III and A-3 have been included. In addition, the results of operations and of cash flows for the nine months ended September 30, 1995 for Act III have also been presented. A-3 was not incorporated until June 1995 and did not have any operations for a comparable nine month period ended September 30, 1995.


2. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                              December 31,      September 30,
                                                                  1995              1996
                                                              ------------      -------------

    Land                                                      $  1,771,000      $  1,366,000
    Broadcasting equipment                                      32,335,000        38,816,000
    Buildings and improvements                                   8,006,000         5,750,000
    Furniture and other equipment                                4,144,000         2,979,000
    Construction in progress                                     1,457,000         2,531,000
                                                              ------------------------------
                                                                47,713,000        51,442,000
    Less:  Accumulated depreciation and amortization           (27,314,000)       (5,612,000)
                                                              ------------------------------
                                                              $ 20,399,000      $ 45,830,000
                                                              ==============================


3. INTANGIBLE ASSETS

    Intangible assets consisted of the following:

                                             Amortization      December 31,     September 30,
                                                Period             1995             1996
                                             ------------      ------------     -------------

    Goodwill                                 40 Years          $ 25,919,000     $ 222,122,000
    Affiliation agreements                   10 Years            18,260,000        98,447,000
    Non-competition agreements               5 - 10 Years        20,875,000                --
    Canadian cable rights                    10 Years            22,826,000        59,000,000
    Commercial advertising contracts         15 years                    --       139,273,000
    FCC licenses                             15 years                    --        81,264,000
    Other intangible assets                  5 - 15 Years        21,931,000        30,584,000
                                                               ------------------------------
                                                                109,811,000       630,690,000

    Less: Accumulated amortization                              (59,157,000)      (30,725,000)
                                                               ------------------------------
                                                               $ 50,654,000     $ 599,965,000
                                                               ==============================


4. LONG TERM DEBT

On January 4, 1996, concurrent with the Acquisition, the Company borrowed $220,000,000 under a term loan and $4,000,000 under a revolving credit facility to finance the Acquisition. Both the term loan and the revolving credit facility bear interest at LIBOR plus an applicable margin determined quarterly based upon the Company's leverage ratio for the preceding quarter.

The revolving credit facility provides for borrowings up to $30,000,000 for working capital purposes, and is due on December 31, 2003 or upon repayment of the term loan. At September 30, 1996, there were $25,000,000 in borrowings outstanding on the revolving line of credit.

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

In addition, certain mandatory prepayments of the term loan are required if the Company achieves certain financial results at the end of the fiscal year. No such mandatory prepayments are payable at September 30, 1996.

In January 1996, the Company entered into various interest rate protection agreements based upon LIBOR rates and a notional value equal to the anticipated outstanding term debt levels through the year 2000.

In connection with the term loan and the revolving credit facility, the Company also has a $75,000,000 line of credit available for future acquisitions (collectively, the "Senior Credit Facility"). At September 30, 1996, there were 26,500,000 in borrowings outstanding on the acquisition line of credit.

The Senior Credit Facility requires the Company to comply with certain covenants. At September 30, 1996, the Company was in compliance with all covenants.

5. INCOME TAXES

The provisions for taxes for the interim periods were based on projections of total year pre-tax income.

As discussed in Note 1, the Acquisition was accounted for by the purchase method of accounting which requires that all assets acquired and liabilities assumed be recorded at their fair value. For tax purposes, the assets acquired and liabilities assumed retain their historical basis resulting in a basis differential. The resulting basis differential and acquired net operating loss carryforwards together with changes in deferred tax assets and liabilities for the period and net operating losses generated during the period give rise to the net deferred tax asset and liability recorded at September 30, 1996.

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

6. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The Company paid interest of $9,075,000 and $17,863,000 during the periods ended September 30, 1995 and September 30, 1996, respectively.

During the periods ended September 30, 1995 and September 30, 1996, programming rights increased $12,820,000 and $11,719,000 respectively, due to the assumption of programming liabilities.

During the periods ended September 30, 1995 and September 30, 1996, the Company paid approximately $685,000 and $1,209,000 respectively, for state and local income taxes.

7. COMMITMENTS AND CONTINGENCIES

The Company has executed contracts for programming rights totaling approximately $21,905,000 and $15,589,000 at December 31, 1995 and September 30, 1996,
respectively, for which the broadcast period has not begun. Accordingly, the asset and related liability are not recorded at such dates.

The Company has operating lease agreements for land, office space, office equipment and other property which expire on various dates through 2005. Rental expense was $503,000 and $289,000 for the periods ending September 30, 1995 and September 30, 1996, respectively.

The Company has no postretirement or postemployment benefit plans.

8. RELATED PARTY TRANSACTIONS

The Company reimburses ABRY Partners, Inc. ("ABRY"), an entity related through common ownership, approximately $5,000 per month, representing the Company's allocated share of rent paid by ABRY under its lease and other general expenses including utilities, property insurance and supplies. In addition, the Company has a management agreement with ABRY whereby the Company pays ABRY a management fee of $250,000 annually. Such amounts have been included in "Selling, general and administrative" expenses in the Company's consolidated statements of operations.

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

On February 22, 1996, the Company executed a Time Brokerage Agreement with Central Tennessee Broadcasting Corporation pursuant to which the Company programs WXMT-TV in Nashville, TN. In conjunction with this agreement, the Company also paid $200,000 for an option to purchase certain assets of Central Tennessee Broadcasting Corporation, with an option to buy the station should applicable FCC regulations allow dual ownership in a single market. In July 1996, the acquisition of these certain assets was completed for $26,950,000.

On February 28, 1996, the Company executed a definitive purchase agreement to acquire all the assets of Channel 47 Limited Partnership in Madison, WI for a total purchase price of $26,500,000, pending FCC approval. Subsequent to FCC approval, this acquisition was consummated on July 1, 1996.

10. UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL DATA

The following unaudited pro forma consolidated financial data are based upon the historical results of operations of Act III for the nine month period ended September 30, 1995 adjusted to give effect to the Acquisition as if it had occurred on January 1, 1995:


                    Net revenue                   $ 67,606
                    Net loss                        25,251

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

          The Company's revenues are derived principally from local and national advertisers. Additional revenues are derived from commercial production and rental of broadcast towers. Increased ratings and strong advertiser demand have contributed to the Company's successful revenue growth. Also, the Company has developed sales marketing programs, implemented to enhance the image of the Company's television stations (the "Stations"), including local "Kids Expos" and live remote broadcasts, promotional advertising print supplements and joint marketing events with local businesses and radio stations.

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

Results of Operations

Three Months Ended September 30, 1995 of Act III (the "1995 Three Months") Compared to Three Months Ended September 30, 1996 of the Company (the "1996 Three Months")

Set forth below are selected consolidated financial data for the three months ended September 30, 1995 of Act III and September 30, 1996 of the Company and the percentage changes between the periods.

                                                               Three Months Ended
                                                                  September 30,
                                                           --------------------------
                                                           Predecessor       Company      Percentage
                                                               1995            1996         Change
                                                           -----------      ---------     ----------
                                                                  (in thousands)

Net revenues (excluding barter)                            $ 20,965         $ 24,714          17.9%
Barter revenues                                               1,689            3,765         122.9
Total net revenues                                           22,654           28,479          25.7
Operating expenses                                            2,954            3,875          31.2
Selling, general and administrative expenses                  5,361            5,393           0.6
Depreciation and amortization                                 6,662           21,270         219.3
Operating income (loss)                                       7,677           (2,059)       (126.8)
Interest expense                                              4,445           10,820         143.4
Net income (loss)                                             2,682           (8,599)       (420.6)
Payments for programming rights                               2,070            2,314          11.8
Broadcast Cash Flow                                          10,648           13,984          31.3

        Net revenues (excluding barter) are net of commissions and primarily include local and national/Canadian spot advertising sales. Net revenues (excluding barter) increased to $24,714,000 in the 1996 Three Months from $20,965,000 in the 1995 Three Months, an increase of $3,749,000 or 17.9%. This increase is due to reduced national sales representative commission rates which commenced concurrent with the Acquisition and increasing advertising spot rates. Advertising revenues for the 1996 Three Months were comprised of 48.3% from local advertising sales and 51.7% from national/ Canadian advertising sales.

        Local revenues include gross revenues before commissions from local or regional advertisers or their representative agencies. Local and regional areas encompass a station's designated market area and its outlying areas. Local revenues increased to $14,129,000 in the 1996 Three Months from $10,852,000 in the 1995 Three Months, an increase of $3,277 ,000, or 30.2%. The increase was primarily due to increased ratings as well as strong advertising demand.

        National/Canadian revenues include gross revenues before commissions from national and Canadian advertisers or their representative agencies. National advertisers are advertisers outside of a station's local market or region. National/Canadian revenues increased to $15,117,000 in the 1996 Three Months from $14,206,000 in the 1995 Three Months, an increase of $911,000, or 6.4%. As with local revenues, national/Canadian revenues increased primarily due to improved ratings and strong advertising demand.

        Barter revenues increased to $3,765,000 in the 1996 Three Months from $1,689,000 in the 1995 Three Months, an increase of $2,076,000, or 122.9%. This increase was primarily due to the increase in the value of barter programming rights related to the purchase accounting and resulting increase in the revenue recognized therefrom.

        Operating expenses include engineering, promotion, production, programming operations and trade expenses. Operating expenses increased to $3,875,000 in the 1996 Three Months from $2,954,000 in the 1995 Three Months, an increase of $921,000. The increase is due to the WXLV affiliation switch from Fox Broadcasting Company to the American Broadcasting Company, Inc. in September 1995, as the Company is now producing local news at WXLV, which increased operating expenses by $437,000 during the 1996 Three Months. Additionally, due to the acquisitions made during the period and the execution of the Time Brokerage Agreement in February 1996, operating expenses were further increased as compared to the 1995 Three Months.

        Selling, general and administrative expenses include sales, salaries, commissions, insurance, supplies and general management salaries. Selling, general and administrative expenses increased to $5,393,000 in the 1996 Three Months from $5,361,000 in the 1995 Three Months, an increase of $32,000, or 0.6%. This increase is the result of higher salary costs due to an overall headcount increase, offset somewhat by reduced corporate overhead.

        Depreciation and amortization includes depreciation of property and equipment, amortization of programming rights and amortization of intangibles. Depreciation and amortization increased to $21,270,000 in the 1996 Three Months from $6,662,000 in the 1995 Three Months, an increase of $14,608,000, or 219.3%, due to the increase in value of all fixed assets, programming rights and intangible assets in conjunction with the Acquisition, and other acquisitions made during the period.

        Operating income decreased to a loss of $2,059,000 in the 1996 Three Months compared to income of $7,677,000 in the 1995 Three Months, a decrease of $9,736,000, due to the reasons discussed above.

        Interest expense includes interest charged on all outstanding debt and the amortization of debt issuance costs over the life of the underlying debt. The $6,375,000 increase for the 1996 Three Months as compared to the 1995 Three Months is the result of interest costs incurred on the debt utilized to fund the Acquisition and additional borrowings to fund other acquisitions made during the period.

        Net income decreased to a net loss of $8,599,000 in the 1996 Three Months compared to net income of $2,682,000 in the 1995 Three Months, a decrease of $11,281,000, due to the reasons discussed above.

        Payments for programming rights increased to $2,314,000 in the 1996 Three Months from $2,070,000 in the 1995 Three Months, a decrease of $244,000, or 11.8%. This increase is attributable to the acquisition of certain stations in 1996, offset somewhat by a reduction in the amount of programming required to be paid by the Company due to the buydown of certain excess programming liabilities in conjunction with the Acquisition, increased Fox and United Paramount network programming, and an overall decrease in the cost per program due to the competitive pricing of programming.

        Broadcast Cash Flow increased to $13,984,000 in the 1996 Three Months from $10,648,000 in the 1995 Three Months, an increase of $3,336,000, primarily due to the aforementioned increases in revenue with a smaller proportional increase in operating, selling, general and administrative expenses in the aggregate. The Company believes that Broadcast Cash Flow is important in measuring the Company's financial results and its ability to pay principal and interest on its debt because broadcasting companies traditionally have large amounts of non-cash expense attributable to amortization of programming rights and other intangibles. Broadcast Cash Flow does not purport to represent cash provided by operating activities as reflected in the Company's consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

Nine Months Ended September 30, 1995 of Act III (the "1995 Nine Months") Compared to Nine Months Ended September 30, 1996 of the Company (the "1996 Nine Months")

Set forth below are selected consolidated financial data for the nine months ended September 30, 1995 of Act III and September 30, 1996 of the Company and the percentage changes between the periods.

                                                               Nine Months Ended
                                                                 September 30,
                                                           --------------------------
                                                           Predecessor       Company       Percentage
                                                              1995             1996          Change
                                                           -----------      ---------      ----------
                                                                  (in thousands)

Net revenues (excluding barter)                            $ 61,588         $ 72,925          18.4%
Barter revenues                                               5,199           10,798         107.7
Total net revenues                                           66,787           83,723          25.4
Operating expenses                                            7,980           11,774          47.5
Selling, general and administrative expenses                 16,131           16,656           3.3
Depreciation and amortization                                21,222           55,357         160.8
Operating income (loss)                                      21,454              (64)       (100.3)
Interest expense                                             13,415           30,022         123.8
Net income (loss)                                             7,007          (20,368)       (390.7)
Payments for programming rights                               6,731            6,583          (2.2)
Broadcast Cash Flow                                          30,953           40,524          30.9

        Net revenues (excluding barter) are net of commissions and primarily include local and national/Canadian spot advertising sales. Net revenues (excluding barter) increased to $72,925,000 in the 1996 Nine Months from $61,588,000 in the 1995 Nine Months, an increase of $11,337,000 or 18.4%. This increase is due to reduced national sales representative commission rates which commenced concurrent with the Acquisition and increasing advertising spot rates. Advertising revenues for the 1996 Nine Months were comprised of 47.6% from local advertising sales and 52.4% from national/Canadian advertising sales.

        Local revenues include gross revenues before commissions from local or regional advertisers or their representative agencies. Local and regional areas encompass a station's designated market area and its outlying areas. Local revenues increased to $41,021,000 in the 1996 Nine Months from $32,045,000 in the 1995 Nine Months, an increase of $8,976,000, or 28.0%. The increase was primarily due to increased ratings as well as strong advertising demand.

        National/Canadian revenues include gross revenues before commissions from national and Canadian advertisers or their representative agencies. National advertisers are advertisers outside of a station's local market or region. National/Canadian revenues increased to $45,098,000 in the 1996 Nine Months from $41,312,000 in the 1995 Nine Months, an increase of $3,786,000 or 9.2%. As with local revenues, national/Canadian revenues increased primarily due to improved ratings and strong advertising demand.

        Barter revenues increased to $10,798,000 in the 1996 Nine Months from $5,199,000 in the 1995 Nine Months, an increase of $5,599,000, or 107.7%. This increase was primarily due to the increase in the value of barter programming rights related to the application of purchase accounting and resulting increase in the revenue recognized therefrom.

        Operating expenses include engineering, promotion, production, programming operations and barter expenses. Operating expenses increased to $11,774,000 in the 1996 Nine Months from $7,980,000 in the 1995 Nine Months, an increase of $3,794,000. The increase is due to the WXLV affiliation switch from Fox Broadcasting Company to the American Broadcasting Company, Inc. in September 1995, as the Company is now producing local news at WXLV, which increased operating expenses by $1,339,000 during the 1996 Nine Months. Additionally, due to the acquisitions made during the period and the execution of the Time Brokerage Agreement in February 1996, operating expenses were further increased as compared to the 1995 Nine Months.

        Selling, general and administrative expenses include sales, salaries, commissions, insurance, supplies and general management salaries. Selling, general and administrative expenses increased to $16,656,000 in the 1996 Nine Months from $16,131,000 in the 1995 Nine Months, an increase of $525,000, or
3.3 %. This increase is the result of higher salary costs due to an overall headcount increase, offset somewhat by reduced corporate overhead.

        Depreciation and amortization includes depreciation of property and equipment, amortization of programming rights and amortization of intangibles. Depreciation and amortization increased to $55,357,000 in the 1996 Nine Months from $21,222,000 in the 1995 Nine Months, an increase of $34,135,000, or 160.8%, due to the increase in value of all fixed assets, programming rights and intangible assets in conjunction with the Acquisition, and other acquisitions made during the period.

        Operating income decreased to a loss of $64,000 in the 1996 Nine Months compared to income of $21,454,000 in the 1995 Nine Months, a decrease of $21,518,000, due to the reasons discussed above.

        Interest expense includes interest charged on all outstanding debt and the amortization of debt issuance costs over the life of the underlying debt. The $16,607,000 increase for the 1996 Nine Months as compared to the 1995 Nine Months is the result of interest costs incurred on the debt utilized to fund the Acquisition and additional borrowings to fund other acquisitions made during the period.

        Net income decreased to a net loss of $20,368,000 in the 1996 Nine Months compared to net income of $7,007,000 in the 1995 Nine Months, a decrease of $27,375,000, due to the reasons discussed above.

        Payments for programming rights decreased to $6,583,000 in the 1996 Nine Months from $6,731,000 in the 1995 Nine Months, a decrease of $148,000, or 2.2%. This decrease is attributable to a reduction in the amount of programming required to be paid by the Company due to the buydown of certain excess programming liabilities in conjunction with the Acquisition, increased Fox and United Paramount network programming, and an overall decrease in the cost per program due to the competitive pricing of programming.

        Broadcast Cash Flow increased to $40,524,000 in the 1996 Nine Months from $30,953,000 in the 1995 Nine Months, an increase of $9,571,000, primarily due to the aforementioned increases in revenue with a smaller proportional increase in operating, selling, general and administrative expenses in the aggregate. The Company believes that Broadcast Cash Flow is important in measuring the Company's financial results and its ability to pay principal and interest on its debt because broadcasting companies traditionally have large amounts of non-cash expense attributable to amortization of programming rights and other intangibles. Broadcast Cash Flow does not purport to represent cash provided by operating activities as reflected in the Company's consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.


Liquidity and Capital Resources

          The Company's primary source of liquidity is cash provided by operations. Cash provided by operations during the 1996 Nine Months was $16,562,000 compared to $19,290,000 in the 1995 Nine Months. The decrease in the Company's cash flow is attributable primarily due to an increase in interest expense partially offset by the Company's improved operating results, with revenue increases proportionally higher than cash expense increases.

          Cash provided by operations is after payments for programming rights, which amounted to $6,583,000 and $6,731,000, respectively, for the 1996 Nine Months and the 1995 Nine Months. The Company has program payment commitments (including contracts not yet recordable as assets and excluding barter contracts) of $44,262,000, which are payable in installments of $5,182,000 in 1996, $12,305,000 in 1997, $10,747,000 in 1998, $8,596,000 in 1999, $5,044,000
in 2000 and $2,388,000 thereafter.

          The Company's primary capital requirements have been for capital expenditures and acquisitions. Capital expenditures totaled $2,228,000 for the 1996 Nine Months compared to $4,918,000 for the 1995 Nine Months. The larger expenditures in 1995 includes the construction of a news facility at WXLV.

          As of September 30, 1996, the Company had outstanding a $220,000,000 senior debt facility (the "Senior Credit Agreement"), with a $30,000,000 revolving credit facility (the "Revolving Credit Facility"), of which $25,000,000 was outstanding, and a $75,000,000 acquisition credit facility (the "Acquisition Credit Facility") (collectively, the "Senior Credit Facility"), of which $26,500,000 was outstanding at September 30, 1996. The interest rate on all borrowings under the Senior Credit Agreement vary depending upon either LIBOR or Prime rates, as selected by the Company, with a margin ranging between 0.0% and 1.5% for Prime borrowings and 1.25% and 2.75% for LIBOR borrowings added based upon the Company's leverage ratio for the past quarter. The Company has entered into various interest rate protection agreements based upon LIBOR rates and a notional amount equal to the full value of the senior debt facility to protect against significant fluctuations in interest rates through 2000. The Company also has outstanding $125,000,000 of 10-1/4% senior subordinated notes due December 2005, and $35,000,000 of 13-1/4% senior accrual debentures due 2006.

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


SULLIVAN BROADCAST HOLDINGS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 10-Q

(a)       Exhibits

                 The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number         Exhibit
-------        -------

 10.1          Second  Amendment  to Credit  Agreement  and  Limited  Waiver and
               Consent  dated  as  of  July  10,  1996  by  and  among  Sullivan
               Broadcasting Company, Inc. as sucessor to A-3, Holding, NationsBank of Texas, N.A. and certain other lenders.



                                    SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SULLIVAN BROADCASTING COMPANY, INC.
                                        (Registrant)


November 14, 1996                       By:  /s/ Patrick Bratton
                                            ------------------------------------
                                            Patrick Bratton
                                            Vice President - Finance
                                            (Principal Financial and
                                             Chief Accounting Officer)